Form 10QSB
period 1995-12-31
COMTEC INTERNATIONAL INC
filed 1996-09-06
CIK 729443

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORTPURSUANTTOSECTION13 OR15(d)
                  OFTHESECURITIESANDEXCHANGEACTOF1934
                For the Quarter ended December 31, 1995
                      Commission File No. 0-12116

                      ComTec International, Inc.
            (Name of Small Business Issuer in its charter)

             New Mexico                          75-2456757
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization       Identification No.)

               10855 E. Bethany Drive, Aurora, CO  80014
               (Address of principal executive offices)

                            (303) 743-7983
            (IssuerOs Telephone Number Including Area Code)

                     Common Stock, $.001 par value
                           (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes __                     No             X

              ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS

          Check whether the issuer has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                            Yes  __   No X

          Indicate the number of shares outstanding of each of the issuerOs classes of common equity, as of the close of the period covered by this report:

          36,001,308Shares of Common Stock ($.001 par value)
TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED DECEMBER31, 1995

ComTec International, Inc.

PART I

  Item 1.                                 Financial Statements   1
  Item 2.ManagementOs Discussion and Analysis or Plan of Operation
1

PART II

  Item 1.                                    Legal Proceedings   3
  Item 2.                                 Change in Securities   3
  Item 3.                      Defaults Upon Senior Securities   3
  Item 4.  Submission of Matters to a vote of Security Holders   3
  Item 5.                                    Other Information   4
  Item 6.                     Exhibit  and Reports on Form 8-K   5

SIGNATURE PAGE                                               6

INDEXTO THEFINANCIALSTATEMENTS                               7

PART I

ITEM 1.   FINANCIAL STATEMENTS See F-1 to F-4

ITEM 2.            MANAGEMENTOS      DISCUSSION      AND      ANALYSIS
          OFFINANCIALCONDITIONANDRESULTSOFOPERATIONS.

(a) Plan of Operation:

     On May, 10, 1995, The CompanyOs strategic business plan changed from gaming and transportation to wireless telecommunications. Initially, the CompanyOs emphasis will be certain Specialized Mobile Radio (SMR) acquisitions currently under contract or in negotiations; and the secondary focus will be on other communications services and activities which the Company plans to provide through its subsidiaries. These services and activities will include Interactive CD-ROM, Internet and media services; Long Distance Services (Switching, Prepaid Calling Cards, POS/ATM Transactions); and Satellite uplinking services. To date, the CompanyOs activities have been limited to raising initial capital, hiring its initial employees, negotiating and acquiring its initial SMR systems and channels, developing its strategic business plan and commencing further acquisitions of operating Specialized Mobile Radio (OSMRO) systems. December 31, 1995, the Company was in the development stage and had minimal revenues, none of which was related to itOs current core business.

      The Company has limited capitalization and is dependent on the proceeds of private and public offerings to continue as a going concern, implementing its business plan and completing targeted acquisitions. As of December 31, 1995, the unaudited results of the Company indicated assets of $2,574,946 and negative working capital of $2,027,602.

     Although the Company will endeavor to finance its working capital needs through additional debt or equity financing, there is no assurance that this financing can be obtained on terms acceptable to the Company. In addition, any debt financing may require the Company to mortgage, pledge or hypothecate its assets. Furthermore, as of March 31, 1996, the Company was in default covering certain notes payable to related parties and short term notes and there is no guarantee that even if the future debt or equity financing is secured future defaults can or will be cured.

      All during 1995 and to the date of this filing, the Company has had and continues to have a substantial need for working capital to cure prior loan defaults, close various acquisitions and for normal operating expenses associated with the Company continuing as a going concern. The Company is currently in discussions with one or more companies for a private and/or public debt and equity financing package(s).

     Subsequent to December 31, 1995, the Company has acquired management options covering 2,620 (YX), 800 MHz SMR licenses and has started the construction of of over 1,000 licenses. The Company estimates that the initial system will be operational in the first quarter of 1997 and plans to have this system generating significant revenues by the end of fiscal year ended June 30, 1997.

(b) ManagementOs Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Company is a development stage enterprise, and its operations to date have been limited to startup activities. The CompanyOs financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The CompanyOs plan to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and Company.

Quarter Ended December 31, 1995.

     Prior to May 10, 1995, the CompanyOs only activity was attempting
to   execute   the  business  plans  in  the  areas  of   gaming   and
transportation. These business plans failed during this period.

      For the quarter ending December 31, 1995 the CompanyOs incurred general and administrative expenses of $173,418, a 330% increase from the same period during fiscal 1994. The majority of these costs were related to the acquisition and operation of John Sandy Production, Inc. and increased operational costs directly related to the CompanyOs continued business plan activities in the wireless telecommunication industry. No significant items were recorded in the three months ending December 31, 1995.

      On July 26, 1995, the Company acquired John Sandy Productions, Inc.. John Sandy Productions, Inc.(OJSPO), accordingly, comparing results of operations from 1994 to 1995 are not indicative of like operations during these periods.

      As of December 31, 1995, $35,000 consisting of a short-term note due Phillips Energy Corp. and $121,000 (of which as of the date of this filing is approximately $80,000) due Local Service Corp, are in dispute via counter-claims against Local Service Corp. and Phillips Energy (see Part 11 Item 1. LEGALPROCEEDINGS).

      At December 31, 1995, the Company records indicated an issued and outstanding common stock balance of 36,001,308 shares with shareholder equity of $360,013. As of that date, $420,000 of preferred shares had been authorized and issued, but are being held pending the outcome of the CompanyOs counter claims against Local Service Corp., International Corporate Development LTD, Premier Financial Services, Inc., Phillips Energy Corporation, and the individuals: John Watson, Frank Grey, and Bob Laventhal. (see Part 11
Item 1. LEGALPROCEEDINGS).

Quarter Ended December 31, 1994.

      During the quarter ended December 31, 1994, the CompanyOs prior management incurred general and administrative expenses of $40,185, a 33% decrease from the $60,468 in similar expenses during 1993. The decrease was principally attributable to prior managementOs unsuccessful efforts to locate, evaluate, acquire and operate gaming and real estate projects started in the prior years. As of December 31, 1994, the Company was a development stage entity with virtually no revenue.

Subsequent Events:

Acquisitions:

      DCL Associates, Inc. (ODCLO) is a private company under contract to assist Comtec in obtaining option agreements covering 2,435 (YX) SMR channels in 20 states. Pursuant to the Acquisition Agreement this transaction is valued at approximately $2,000,000. The Company satisfied itOs closing obligations as of August 6, 1996 defined as the option closing date in the option agreements with payment of $149,127 in cash. The Company is proceeding with the issuance of the remaining combination of the CompanyOs common stock and preferred stock as the remaining closing obligation to finalize this acquisition.

Pending Acquisitions:

      Network Teleports, Inc. (ONTIO) is a private corporation and a proposed majority owned subsidiary of the Company pursuant to a contract to purchase 61% of the issued and outstanding shares of NTI. NTI is currently broadcasting television and cable programming along with other data and transmission services via satellite uplink from itOs Master Hub located in New Orleans, Louisiana. This hub is equipped with Vector Earth Stations (VES) which transmit all-digital signals from various remote locations to the satellite. Pursuant to the Acquisition Agreement this transaction is valued at $915,000. The purchase payments are being held in escrow pending final FCC approval of the transaction and certain other conditions.

      Telecosm & Associates L.C. (OTelecosmO) is a private Liability Company under contract with the Company to sell all controlling interest in certain SMR Management Agreements and Option Contracts covering approximately 2,119 SMR channels and situated in approximately 42 states, Puerto Rico and the Virgin Islands. The Company is currently negotiating final purchase price based on the CompanyOs due diligence and intends to pay Telecosm for this transaction in the form of a combination of the CompanyOs common stock and preferred stock. This transaction is expected to close in the third quarter of calendar year 1996 pending the outcome of the CompanyOs due diligence review.

      Commercial Communications Inc. (OCCIO) is a private corporation whose primary business is SMR. CCI is currently governed by the United States Bankruptcy Courts, and attempting to emerge from Chapter 11. The Company has an Acquisition Agreement to acquire the assets and business of CCI in a transaction valued at $500,000. Payment for this system will be made in the form of a promissory note and a combination of the CompanyOs common stock and preferred stock. The revenues are yet to be audited and it is expected that as a result of the bankruptcy proceedings, CCI may have suffered a percentage of lost revenues. However, the initial value in this acquisition will be additional SMR channels (radio spectrum) and an experienced technical staff. The acquisition of this company is contingent on approval of any purchase by the United States Bankruptcy Court.
Part II

ITEM 1.   LEGAL PROCEEDINGS

      On December 21, 1995, the Company was the subject of an ex parte verified complaint and motion for appointment of a receiver commenced by Local Service Corporation et al, the former owner of the CompanyOs commercial building. The complaint was filed in the District Court of Arapahoe County, Colorado, and sought a decree dissolving the Company, the appointment of a receiver and an inspection of the CompanyOs books and records. On January 4, 1996 the court entered an order appointing Mr. John Watson as receiver as demanded in the plaintiffs complaint. The plaintiffOs claims were based upon alleged illegal and fraudulent acts on the part of the CompanyOs management in encumbering the CompanyOs real estate without consideration and corporate waste and mismanagement. The court found no merit to this suit which requested a specific receiver be appointed to oversee the CorporationOs affairs. On January 12, 1996, and upon motion brought by the Company, the court vacated the order appointing a receiver and ordered the receiver not to interfere with the CompanyOs business.

       During the aforementioned proceedings another lawsuit was discovered dated October 16, 1995 (Case No. 95 CV 1973) and filed against the Company and its subsidiary, Key Car Finance Company, and affiliate Keystone Holding Corp. by Local Service Corp.. On April 30, 1996, Arapahoe County District Court Judge dismissed this case for failure to prosecute.

      On March 6, 1996, the Company filed counter claims against Local Service Corp., International Corporate Development LTD , Premier Financial Services, Inc., Phillips Energy Corporation, and the
individuals: John Watson, Frank Grey, and Bob Laventhal. The corporation intends to vigorously defend and seek damages against this group for their actions during the time they attempted to seize control of the Corporation.

      On April 19, 1996, the Company filed a lawsuit titled Comtec International, Inc. d/b/a Comtec Holding Corp. v Tim Degarmo, DBI Design Builders, LLC and All Other Occupants. (Civil Action No. 96 CV166). This litigation is seeking the eviction of the aforementioned from the CompanyOs commercial building whereby Tim Degarmo and DBI Design Builders, LLC have become tenants at will. In addition to the eviction, the Company seeks damages for negligent and incomplete construction work performed on the CompanyOs commercial office building in Aurora, Colorado and defamation from remarks made by Tim Degarmo against the Company. The suit demands reimbursement for work never performed in the amount of $27,000 and unspecified funds for damages to the CompanyOs reputation and good standing in the community. The CompanyOs senior management is of the opinion their claims and damages have merit and expects the Company will prevail. The Company was forced to hire another contractor to repair and complete work performed by DBI Design Builders, LLC.

     Except for the foregoing, no material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM2.    CHANGEINSECURITIES. NONE

ITEM3.    DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5.   OTHERINFORMATION

(a) CHANGES  IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND
     DISCLOSURE

      Effective July 20,1995, the Board of Directors of the Company dismissed Hollander, Gilbert & Co.. The report of Hollander, Gilbert & Co. for the year-end June 30, 1994 contained a modification as to the CompanyOs ability to continue as a going concern. During the year end of June 30, 1994, and the subsequent interim period, there was no disagreement with Hollander, Gilbert & Co. on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report. The Company dismissed Hollander, Gilbert & Co. as the CompanyOs independent accountants due to the CompanyOs relocation and change in senior management.
     Effective July 20, 1995, the Company retained Michael B. Johnson, Englewood, Colorado as new independent accountant (OJohnsonO). During the CompanyOs two most recent fiscal years, and the interim period since completion of its last fiscal year, the Company had not consulted Johnson with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the CompanyOs financial statements or any matter that was the subject of a disagreement or reportable event.

      On December 15, 1995, the Company dismissed Michael B. Johnson, as its independent Certified Public Accountant and retained Causey Demgen & Moore Inc., of Denver, Colorado as its new independent Certified Public Accountants. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated December 15, 1995.

     On August 14, 1996, Causey Demgen & Moore Inc., declined to stand for reelection for their client-auditor relationship with ComTec International, Inc., with which the CompanyOs Board of Directors concurred. This decision was not as a result of any disagreement with Causey Demgen & Moore Inc. or any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated On August 14, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) & (b) Financial Statements and Schedules. See Index to Financial Statements beginning on page 7.

(c) Exhibits. The following documents are filed herewith or incorporated herein by reference as Exhibits:

Exhibits

2.0    Acquisition of John Sandy Productions, Inc. dated July 26,
       1995. (incorporated by reference to the CompanyOs Form 10-KSB as of June 30, 1995).

2.1 Acquisition Agreement between the Company and DCLAssociates dated April 29, 1996. (incorporated by reference to the CompanyOs Form 10-KSB as of June 30, 1995).

2.2 Letter of Intent between the Company and Telecosm dated May 31, 1996. (incorporated by reference to the CompanyOs Form 10-KSB as of June 30, 1995).

2.3    Acquisition Agreement between the Company and Commercial
       Communications, Inc. dated January 3, 1996. (incorporated by reference to the CompanyOs Form 10-KSB as of June 30, 1995).

3.0 Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the CompanyOs Form S-1
       Registration Statement No. 82-88530 dated December 20, 1983).

3.1 By-laws. (incorporated by reference to Exhibit 3.2 to the CompanyOs Form S-1 Registration Statement No. 82-88530 dated December 20, 1983).

4.0    Certificate of Designation of Series A Preferred Shares.
       (incorporated by reference to the CompanyOs Form 10-KSB as of June 30, 1995).

10.01 Form of Employment Agreement between the Company and its officers. (incorporated by reference to the CompanyOs Form 10-KSB as of June 30, 1995).

11     Not Applicable.

15     Not Applicable.

18     Not applicable.

19     Not applicable.

22     Published report regarding matters submitted to vote.
       (incorporated by reference to the CompanyOs August 10, 1995
       Proxy).

23     Not Applicable.

24     Not applicable .

d)     The Company filed the following reports on Form 8-K:

          August 14, 1996

          December 15, 1995

          August 25, 1995

          May 10, 1995
SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

COMTEC INTERNATIONAL, INC.

Date:   September 5, 1996         By:    s/ donald g. mack
                                  Donald G. Mack, President,
                                  Chief Executive Officer and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                         Date


/s/ donald g. mack                 Director
September 5, 1996
Donald G. Mack


/s/ mitchell b. chi                Director
September 5, 1996
Mitchell B. Chi











COMTEC INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements
                                                           Page

Balance Sheets at December 31, 1994 and December 31, 1995  F-1

Statements of Operations at December 31, 1994 and December 31, 1995
F-2

Statements of Cash Flows at December 31, 1994 and December 31, 1995
F-3

Notes to the Financial Statements                          F-4
                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                      CONSOLIDATED BALANCE SHEETS

                                            6/30/95   12/31/95-
                                                    (Unaudited)
        Current assets
           Cash                            $21,736      $2,828
           Restricted Cash                      -      25,044
           Accounts receivable                   -      85,591
           Note receivable                  18,610      28,908
           Prepaid expenses                   5,000       1,910
            Total                            $45,346    $144,281

        Property and equipment
           Land                             $424,967    $424,967
           Building                        1,458,903   1,477,133
           Communications equipment           300,000   346,155
           Video EquipmenULibrary                 -      97,000
           Automobile                         5,150       5,150
           Office equipment                    9,069      86,329
                                          $2,198,089  $2,436,734
             Less accumulated depreciation  (28,565)   (83,569)
              Net property and equipment  $2,169,524   $2,353,165

        Other assets
           Deposits                      $        -         -
           Management Contracts                    -      75,000
           Tradename                          2,500       2,500
             Total other assets$               2,500     $77,500

                                         $2,217,370  $2,574,946

        Current liabilities
           Accounts payable                 $74,336    $261,599
           Accrued payroll and payroll taxes 129,739
           Accrued management fees payable    20,262
           Leases                      -      37,348
           Other accrued expenses 49,874     464,716
           Notes payable-related parties     210,473   208,566
           Short-term notes payable           203,500   207,048
           Deferred income                   23,862      23,862
           Current portion of long-term debt 622,572   968,744
             Total current liabilities     $1,334,618   $2,171,883

        Long-term debt                     $347,645

        Minority interest in preferred
         stock of subsidiary                $172,720     $172,720

           Series A Convertible Preferred   $420,000     $420,000
           Common stock                     1,111,125   2,153,543
           Deficit accumulated during
           development stage              (1,168,738)   (2,343,200)
           Total stockholders' equity
            (deficit)                        $362,387     $164,341

                                            $2,217,370  $2,574,946
        See accompanying notes.

                                  F-1


                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF OPERATIONS





                   Three Months Ended December   Six Months Ended December 31,
                       1995          1995            1995     1995    Since
                    (Unaudited)   (Unaudited)  (Unaudited) (Unaudited) Inception
        Revenue
          Fees       $      -        $75,787           -     $154,581   $154,581
          Services                    11,352                   19,483   19,483
          Sales                                                 1,000    1,000
          Rental                      15,449                   20,084   68,154
          Interest                        92                    2,589    2,589
          Other                       10,820                    14,180   31,326
           Total                     113,500                   211,917  277,133

        Cost of Sales
          Contract labor               2,212                     19,493   19,493
          Production costs            28,785                     58,964   58,964
           Total                      30,997                     78,457   78,457

        Gross Profit                  82,503                    133,460  198,676

     Expenses
      General & administrative 40,185 173,418       30,290     977,337 2,537,901
          Consulting               -    5,763         -         13,847   13,847
          Officer salaries            121,672                  259,765  294,765
          Interest                                                      189,752
          Depreciation             -   26,108         -         56,973   85,538
           Total              40,185  326,961       30,290   1,307,922 3,121,803

        Net income (loss)  (40,185)  (244,458)  (30,290) (1,174,462) (2,923,127)


        Weighted average common
         shares outstanding                   11,229,000  19,344,208  19,344,208

Net loss per share         (0.00)               (0.06)                    (.15)








See accompanying notes.


                       F-3

                      COMTEC INTERNATIONAL, INC.
                   (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                            Six Months Ended December 31,
                                                     1995      1995        Since
                                               (Unaudited) (Unaudited) Inception
        Operating activities:
          Net Loss                            (312,430)$(1,174,462)$(1,914,795)
          Adjustments to reconcile net loss to
           net cash used by operating activities:
             Depreciation expense                 5,993    56,973     51,651
             Services exchanged for stock                   568,405 920,183
             Changes in assets and liabilities:
               Increase in accounts receivable    (100)     (19,560) 16,751
               Decrease in prepaid interest                   14,248 3,081
               Increase in accounts payable
               and accrued expenses             161,571      424,035   105,389
               Increase in deferred income       13,862                 23,862
               Total adjustments               $181,326  $1,044,101   1,120,917

     Net cash used in operating activities     $(131,104)  $(130,361) (793,878)

        Investing activities:
          Purchase of propery, plant and
           equipment and trade name                        (118,297)   (24,370)
          Restricted cash                                    (25,044)         -
          Decrease in note receivable                         20,711      2,241
          Managemet contracts                               (75,000)     75,000
          Cash paid in acquisition net of cash purchased    (14,964)     22,170
          Other                                                           13,881
             Net cash used in investing activities$     -  $(212,594)   88,922

        Financing activities:
          Advances from related party$107,980$              -          184,495
          Proceeds from private placement of
           common stock                                         256,363  552,028
          Payments on note payable                   (45,471)  78,030  (138,676)
          Proceeds from notes payables                 47,801            151,000
          Payments on long-term notes payable           (778)  (10,345)  (2,765)
          Proceeds from exercise of warrants            17,500          30,000
    Net cash provided by financing activities         $127,032 $324,048  775,082

        Increase in cash                           $(4,072) $(18,907)     70,126
        Beginning cash balance                      $4,501   $21,735         -

Ending cash balance                             $429           2,828     $70,126







See accompanying notes.

                        F-2

                      ComTec International, Inc.
            Notes to the Consolidated Finan@ial Statements

Note 1. Accounting Policies.

  (a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's
  SEC Form I O-KSB as of June 30, 1995.

  (b) Intangible assets represent management and options agreements the company has purchased to develop and operate  800  MHz SMR radio licenses.  SMR licenses are effective  for  twelve months from the date of issue, after which they expire. During this twelve month period, a license must be constructed and placed in operation. Once a license is cons ' tructed, the license term is extended five years with unlimited five year renewals. Licenses purchased by the Company are recorded at acquisition cost plus direct expenses associated with obtaining the management or option agreement. Certain option agreements purchased by the Company have been granted Extended Implementation Waivers by the Federal Communication Commission, thus extending the expiration date of a license for construction. License agreements which expire are expensed in the year of expiration. License options which are constructed are added to the direct construction cost and amortized over the life of the communication equipment.

  (c) All  cash  in  escrow for pending acquisitions are recorded as  Restricted
      Cash.

  (d) Video Library has been recorded based on the excess purchase price over net book value of John Sandy
  Productions, Inc. and represents approximately 3,000 classic video tapes of extreme sporting events. This tape library is a revenue producing asset due to the fact the video footage rights are sold to various television and film companies for re-broadcast purposes. This video library is amortized and expensed over a four year period. (see Note 2., "Acquisition of John Sandy Productions, Inc.")

  (e) The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Note 2. Acquisitions.

  On July 26, 1995, the company acquired 100% of the outstanding stock of John Sandy Productions, Inc. (JSP) in exchange for 166,667 shares of the Company's common stock valued at $25,000 ($0.15 per share average), $50,000 in cash and notes payable of $50,000. JSP is a television and film production company in the Denver, Colorado area. The results of operations as recorded in the books and records of JSP are maintained on the cash accounting method. JSP has been consolidated as a whole owned subsidiary of the Company.

  On December 20, 1995 a modification agreement was executed whereby the total purchase pric6 was increased from $125,000 to $150,000. The increase was paid for in the form of the Company's common stock.

  'Me Company acquired various assets and companies for cash, assets and stock as follows:

                                                     As of        Since
                                              July 26, 1995      Inception
                  Assets acquired                $ 235,551        $2,171,201
                  Liabilities assumed               85,551         1,479,240
                  Net assets acquired            $ 150,000         $ 691,961

                  Cash paid                        $20,000          $ 20,000
          Fair market value of Common Stock issued  50,000            157,247
         Fair market value of Preferred Stock issued    -             592,720
                  Special Distribution                               (288,506)
                  Notes payable                     80,000            202,500
                                                  $150,000          $691,961




                                 F. 4

Note 3. Non-cash disclosure of investing and financing activities:

   During this six months ended December 31, 1995, the Company acquired $75,000 of intangibles for a note payable and satisfied $167,650 on notes payable and accrued interest with common stock.








                                  F-5