Form 10QSB
period 1996-06-30
COMTEC INTERNATIONAL INC
filed 1996-09-06
CIK 729443

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORTPURSUANTTOSECTION13 OR15(d)
                  OFTHESECURITIESANDEXCHANGEACTOF1934
               For the Quarter ended September 30, 1995
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

          20,574,308Shares of Common Stock ($.001 par value)
TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 1995

ComTec International, Inc.

PART I

  Item 1.                                 Financial Statements   1
  Item 2.ManagementOs Discussion and Analysis or Plan of Operation
1

PART II

  Item 1.                                    Legal Proceedings   4
  Item 2.                                 Change in Securities   4
  Item 3.                      Defaults Upon Senior Securities   4
  Item 4.  Submission of Matters to a vote of Security Holders   4
  Item 5.                                    Other Information   5
  Item 6.                     Exhibit  and Reports on Form 8-K   6

SIGNATURE PAGE                                               7

INDEXTO THEFINANCIALSTATEMENTS                               8

PART I

ITEM 1.   FINANCIAL STATEMENTS See F-1 to F-4

ITEM 2.            MANAGEMENTOS      DISCUSSION      AND      ANALYSIS
          OFFINANCIALCONDITIONANDRESULTSOFOPERATIONS.

(a) Plan of Operation:

     On May, 10, 1995, The CompanyOs strategic business plan changed from gaming and transportation to wireless telecommunications. Initially, the CompanyOs emphasis will be certain Specialized Mobile Radio (SMR) acquisitions currently under contract or in negotiations; and the secondary focus will be on other communications services and activities which the Company plans to provide through its subsidiaries. These services and activities will include Interactive CD-ROM, Internet and media services; Long Distance Services (Switching, Prepaid Calling Cards, POS/ATM Transactions); and Satellite uplinking services. To date, the CompanyOs activities have been limited to raising initial capital, hiring its initial employees, negotiating and acquiring its initial SMR systems and channels, developing its strategic business plan and commencing further acquisitions of operating Specialized Mobile Radio (OSMRO) systems. As of September 30, 1995, the Company was in the development stage and had minimal revenues, none of which was related to itOs current core business.

      The Company has limited capitalization and is dependent on the proceeds of private and public offerings to continue as a going concern, implementing its business plan and completing targeted acquisitions. As of September 30, 1995, the unaudited results of the Company indicated assets of $2,586,001 and negative working capital of $1,651,916.

     Although the Company will endeavor to finance its working capital needs through additional debt or equity financing, there is no assurance that this financing can be obtained on terms acceptable to the Company. In addition, any debt financing may require the Company to mortgage, pledge or hypothecate its assets. Furthermore, as of September 30, 1995, the Company was in default covering certain notes payable to related parties and short term notes and there is no guarantee that even if the future debt or equity financing is secured future defaults can or will be cured.

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

     Subsequent to September 30, 1995, the Company has acquired management options covering 2,620 (YX), 800 MHz SMR licenses and has started the construction of of over 1,000 licenses. The Company estimates that the initial system will be operational in the first quarter of 1997 and plans to have this system generating significant revenues by the end of fiscal year ended June 30, 1997.

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

Quarter Ended September 30, 1995.

     Prior to May 10, 1995, the CompanyOs only activity was attempting
to   execute   the  business  plans  in  the  areas  of   gaming   and
transportation. These business plans failed during this period.

      On July 26, 1995, the Company acquired John Sandy Productions, Inc.. (OJSPO), accordingly, comparing results of operations from 1994 to 1995 are not indicative of like operations during these periods.

      For the quarter ending September 30, 1995 the CompanyOs incurred general and administrative expenses of $803,919. For the quarter ending September 30, 1994 the CompanyOs incurred general and administrative expenses of $30,290. The majority of this increase is due normal operating expenses associated with the new business plan concentrating on wireless telecommunications. Three significant one-time expenses were incurred during this period, 1). placement fees paid to a private placement firm for placing over $400,000 of the CompanyOs common stock ($73,500 paid in the form of the CompanyOs stock),2). management fees paid to a wireless management firm for work associated with SMR companies targeted by the Company ($373,000 paid in the form of the CompanyOs stock) and 3). a one-time charge due to the expiration of a Letter of Intent to acquire an operating SMRcompany ($50,000 forfeiture of the escrowed cash amount).

      For the quarter ending September 30, 1995 the CompanyOs incurred officers salaries expenses of $138,093. For the quarter ending September 30, 1994 the CompanyOs incurred no officers salaries expense. This increase is due to the start-up and staffing of an executive team to execute the telecommunication business plans and strategies which was started on May 10, 1995 through the reverse acquisition of the Company by Keystone Holding Corporation.

      As of September 30, 1995, $35,000 consisting of a short-term note due Phillips Energy Corp. and $121,000 due Local Service Corp, are in dispute via counter-claims against Local Service Corp. and Phillips Energy (see Part 11 Item 1. LEGALPROCEEDINGS).

      At September 30, 1995, the Company records indicated an issued and outstanding common stock balance of 20,547,308 shares with shareholder equity of $205,473 As of that date, $420,000 of preferred shares had been authorized and issued, but are being held pending the outcome of the CompanyOs counter claims against Local Service Corp., International Corporate Development LTD, Premier Financial Services, Inc., Phillips Energy Corporation, and the individuals: John Watson, Frank Grey, and Bob Laventhal. (see Part 11 Item 1. LEGALPROCEEDINGS).

Quarter Ended September 30, 1994.

      During the quarter ended September 30, 1994, the CompanyOs prior management incurred general and administrative expenses of $30,290, a 21% decrease from the $38,294 in similar expenses during 1993. The decrease was principally attributable to prior managementOs unsuccessful efforts to locate, evaluate, acquire and operate gaming and real estate projects started in the prior years. As of September 30, 1994, the Company was a development stage entity with virtually no revenue.

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

ITEM2.    CHANGEINSECURITIES. NONE

ITEM3.    DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

      On August 10, 1995 and pursuant to definitive proxy solicitation materials under Regulation 14A of the Securities Exchange Act of 1933, as amended, the Company conducted a Special Meeting of Stockholders (the OMeetingO). At the Meeting, the Company sought stockholder approval of the following five matters:

1.An increase in the number of shares of common stock eligible for issuance under the CompanyOs 1993 Incentive Stock Option Plan (the OPlanO) to 3,000,000 shares;

2.An extension of the termination date of the Plan to September 16, 1998;

3.An increase in the number of authorized common shares to 50,000,000 with a designated par value of $.001;

4.The creation of a class of 5,000,000 shares of Preferred Stock, $.001 par value per share;

5.A change in the CompanyOs name to ComTec International, Inc..
The votes cast for, against and withheld on each such matter were as follows:

    Nominee or Matter                       Votes For
    Votes Against        Votes Withheld

    Increase Number of Plan Shares          10,785,318          7,300
    1,500
    Extend Termination date of Plan         10,784,818          7,800
    1,500
    Increase Authorized Shares         10,784,418          7,800
    1,500
    Authorize Preferred Stock               10,784,318          9,300
    1,500
    Change Name of Company        10,790,618          1,000
    2,500

As a result of the ShareholderOs vote the resolutions were adopted.

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

COMTEC INTERNATIONAL, INC.

Date:   September 5, 1996         By:    /s/ donald g. mack
                                  Donald G. Mack, President,
                                  Chief Executive Officer and Chief
Financial Officer

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

Signature                Title                         Date


/s/ donald g. mack                 Director
September 5, 1996
Donald G. Mack


/s/ mitchell b. chi                Director
September 5, 1996
Mitchell B. Chi










COMTEC INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements
                                                           Page

Balance Sheets at September 30, 1994 and September 30, 1995F-1

Statements of Operations at September 301, 1994 and September 30, 1995
F-2

Statements of Cash Flows at September 30, 1994 and September 30, 1995
F-3

Notes to the Financial Statements                          F-4
                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                      CONSOLIDATED BALANCE SHEETS

                                    6/30/95       9/30/95
                                              (Unaudited)
        Current assets
           Cash                    $ 21,736       $36,292
           Restricted Cash                -
           Accounts receivable            -        59,266
           Note receivable           18,610        34,442
           Prepaid expenses           5,000         4,254
            Total                  $ 45,346      $134,254

        Property and equipment

            Land                   $424,967      $424,967
            Building              1,458,903     1,477,133
            Communications equipment300,000       333,947
            Video EquipmenVLibrary        -        97,000
            Automobile                5,150         5,150
            Office equipment          9,069        86,329
                                 $2,198,089    $2,424,526
             Less accumulated depreciation(28,565)(59,430)
              Net property and equipment$2,169,524$2,365,096

        Other assets
            Deposits    $                 -$          9,151
            Management Contracts          -        75,000
            Tradename                 2,500         2,500
             Total other assets$            2,500$        86,651

                                 $2,217,370    $2,586,001

        Current liabilities
            Accounts payable$            74,336  $255,521
            Accrued payroll and payroll taxes     129,739   253,764
            Accrued management fees payable        20,262   42,500
            Leases                        -        40,396
            Other accrued expenses   49,874        62,481
            Notes payable-related parties210,473  248,659
            Short-term notes payable203,500       236,155
            Deferred income          23,862        23,862
           Current portion of long-term debt      622,572   622,832
             Total current liabilities$1,334,618$1,786,170

        Long-term debt             $347,645      $346,763

        Minority interest in preferred stock of subsidiary  $172,720
$172,720

           Series A Convertible Preferred$420,000$420,000
           Common stock           1,111,125     1,959,090
           Deficit accumulated during development stage(1,168,738)
(2,098,742)
           Total stockholders' equity (deficit)  $362,387   $313,817

                                 $2,217,370    $2,586,001
        See accompanying notes.

                                  F-I
                         COMTEC INTERNATIONAL
                    (A Development Stage Enterpdse)

                 CONSOLIDATED STATEMENT OF OPERATIONS



                  Three Months Ended September 30,
                             1994      1995       Since
                      (Unaudited)(Unaudited)      Inception

         Revenue
            Fees$                -$           78,794$78,794
            Services                  8,131       8,131
            Sales                     1,000       1,000
            Rental                    4,635      52,705
            Interest                  2,497       2,497
            Other                     3,360      20,506
            Total               $$           98,417163,633

         Cost of Sales
            Contract labor      $$           17,28117,281
            Production costs         30,179      30,179
            Total                    47,460      47,460

         Gross Profit$                -$           50,957   116,173

         Expenses
            General & administrative$30,290    $803,919     2,364,483
            Consulting          -     8,084       8,084
            Officer salaries        138,093     173,093
            Interest                            189,752
            Depreciation        -    30,865      59,430
            Total         $30,290$         980,9612,794,842

         Net income (loss) 30,290$       (930,02L$(2,678,669)

         Weighted average common
          shares outstanding11,229,00017,426,19317,426,193

         Net loss per share  0.00         $      $(.15)








See accompanying notes.


F-3

                      COMTEC INTERNATIONAL, INC.
                   (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                             Three Months Ended September 30,
                                      1994       1995       Since
                               (Unaudited)(Unaudited)       Inception
        Operating activities:
           Net Loss               (89,226)  (930,004)  $(984,791)
           Adjustments to reconcile net loss to
            net cash used by operating activities:
             Depreciation expense    2,895     30,865      20,786
             Services exchanged for stock     568,405     351,778
             Changes in assets and liabilities:
                Increase in accounts receivable             6,765
9,986
                Increase in note receivable                15,177
(5,604)
                Decrease in prepaid interest                8,685
(15,177)
                Increase in accounts payable
                and accrued expenses70,960    309,211   (203,822)
                Increase in deposits          (5,932)      29,794
                Total adjustments   73,855    933,176     187,741

             Net cash used in operating activities(15,371)  3,172
(797,050)

        Investing activities:
           Purchase of property, plant and              (104,121)
79,751
           equipment and trade name
           Management contracts              (75,000)   (144,989)
           Increase in note payable           147,230      37,134
           Cash paid in acquisition net of cash purchased
(14,964)   13,881
             Net cash used in investing activities  -    (46,855)
(14,223)

        Financing activities:
           Advances from related party30,033        -     184,495
           Proceeds from private placement of
           common stock                        61,910     490,118
           Payments on note payable(7,048)              (139,676)
           Proceeds from notes payables       (3,671)     154,671
           Payments on long-term notes payable
(2,765)
           Proceeds from exercise of warrants
30,000
             Net cash provided by financing activities     22,985
58,239       716,843

        Increase in cash             7,614     14,556    (94,430)
        Beginning cash balance       4,501     21,736          -
        Ending cash balance         12,115     36,292    (94,430)








See accompanying notes.

                          F-3

                      ComTec International, Inc.
            Notes to the Consolidated Finaniial Statements

Note 1. Accounting Policies.

  (a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's
  SEC Form 10-KSB as of June 30,1995.

  (b) Intangible assets represent management and options agreements the company has purchased to develop and operate  800  MHz SMR radio licenses.  SMR licenses are effective  for  twelve months from the date of issue, after which they expire. During this twelve month period, a license must be constructed and placed in operation. Once a license is constructed, the license term is extended five years with unlimited five year renewals. Licenses purchased by the Company are recorded at acquisition cost plus direct expenses associated with obtaining the management or option agreement. Certain option agreements purchased by the Company have been granted Extended Implementation Waivers by the Federal Communication Conunission, thus extending the expiration date of a license for construction. License agreements which expire are expensed in the year of expiration. License options which are constructed are added to the direct construction cost and amortized over the life of the communication equipment.

  (c) All  cash  in  escrow for pending acquisitions are recorded as  Restricted
      Cash.

  (d) Video Library has been recorded based on the excess purchase price over net book value of John Sandy
  Productions, Inc. and represents approximately 3,000 classic video tapes of extreme sporting events. This tape library is a revenue producing asset due to the fact the video footage rights are sold to various television and film companies for re-broadcast purposes. 'Mis video library is amortized and expensed over a four year period. (see Note 2., "Acquisition of John Sandy Productions, Inc.")

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

  The Company acquired various assets and companies for cash, assets and stock as follows:

                                                     As of  Since
                                             July 26, 1995  Inception
                  Assets acquired                $ 235,551  $ 2,1
                  Liabilities assumed               85,551  1,479,240
                  Net assets acquired            $ 150,000  $ 691,961

                  Cash paid                        $20,000  $ 20,000
                  Fair market value of Common Stock issued  50,000    157,247
                  Fair market value of Preferred Stock issued    -    592,720
                  Special Distribution                   -  (288,506)
                  Notes payable                     80,000  202,500
                                                  $150,000  $691,961

        Note 3. Non-cash disclosure of investing and financing activities:

  During this three months ended September 30, 1995, the Company acquired $75,000 of intangibles for a note payable and satisfied $167,650 on notes payable and accrued interest with common stock.


                                 F. 4