Form 10QSB
period 1996-03-31
COMTEC INTERNATIONAL INC
filed 1996-09-11
CIK 729443

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-QSB

              QUARTERLY REPORTPURSUANTTOSECTION13 OR15(d)
                  OFTHESECURITIESANDEXCHANGEACTOF1934
                 For the Quarter ended March 31, 1996
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

          29,814,750Shares of Common Stock ($.001 par value)
TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH31, 1996

ComTec International, Inc.

PART I

  Item 1.                                 Financial Statements    1
  Item 2.ManagementOs Discussion and Analysis or Plan of Operation1

PART II

  Item 1.                                    Legal Proceedings   3
  Item 2.                                 Change in Securities   3
  Item 3.                      Defaults Upon Senior Securities   3
  Item 4.  Submission of Matters to a vote of Security Holders   3
  Item 5.                                    Other Information   4
  Item 6.                     Exhibit  and Reports on Form 8-K   5

SIGNATURE PAGE                                                   6

INDEXTO THEFINANCIALSTATEMENTS                                   6

PART I

ITEM 1.   FINANCIAL STATEMENTS See F-1 to F-4

ITEM 2.            MANAGEMENT'S      DISCUSSION      AND      ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(a) Plan of Operation:

     On May, 10, 1995, The Company's strategic business plan changed from gaming and transportation to wireless telecommunications. Initially, the CompanyOs emphasis will be certain Specialized Mobile Radio (SMR) acquisitions currently under contract or in negotiations; and the secondary focus will be on other communications services and activities which the Company plans to provide through its subsidiaries. These services and activities will include Interactive CD-ROM, Internet and media services; Long Distance Services (Switching, Prepaid Calling Cards, POS/ATM Transactions); and Satellite uplinking services. To date, the CompanyOs activities have been limited to raising initial capital, hiring its initial employees, negotiating and acquiring its initial SMR systems and channels, developing its strategic business plan and commencing further acquisitions of operating Specialized Mobile Radio (OSMRO) systems. As of March 31, 1996, the Company was in the development stage and had minimal revenues, none of which was related to itOs current core business.

      The Company has limited capitalization and is dependent on the proceeds of private and public offerings to continue as a going concern, implementing its business plan and completing targeted acquisitions. As of March 31, 1996, the unaudited results of the Company indicated assets of $2,608,069 and negative working capital of $1,528,004.

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

     Subsequent to March 31, 1996, the Company has acquired management options covering 2,620 (YX), 800 MHz SMR licenses and has started the construction of of over 1,000 licenses. The Company estimates that the initial system will be operational in the first quarter of 1997 and plans to have this system generating significant revenues by the end of fiscal year ended June 30, 1997.

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

Quarter Ended September 30, 1995.

     Prior to May 10, 1995, the Company's only activity was attempting
to   execute   the  business  plans  in  the  areas  of   gaming   and
transportation. These business plans failed during this period.

      For the quarter ending March 31, 1996 the Company's incurred general and administrative expenses of $120,920, a 163% increase from expenses incurred during 1995. The majority of these costs were related to the acquisition and operation of John Sandy Production, Inc. and increased operational costs directly related to the CompanyOs continued business plan activities in the wireless telecommunication industry.
      On July 26, 1995, the Company acquired John Sandy Productions, Inc.. John Sandy Productions, Inc.(OJSPO), accordingly, comparing results of operations from 1994 to 1995 are not indicative of like operations during these periods.

      As of March 31, 1996, $35,000 consisting of a short-term note due Phillips Energy Corp. and $121,000 (of which as of the date of this filing is approximately $80,000) due Local Service Corp, are in dispute via counter-claims against Local Service Corp. and Phillips Energy (see Part 11 Item 1. LEGALPROCEEDINGS).

      At March 31, 1996, the Company records indicated an issued and outstanding common stock balance of 29,814,750 shares with shareholder equity of $388,708. As of that date, $420,00 of preferred shares had been authorized and issued, but are being held pending the outcome of the CompanyOs counter claims against Local Service Corp., International Corporate Development LTD, Premier Financial Services, Inc., Phillips Energy Corporation, and the individuals: John Watson, Frank Grey, and Bob Laventhal. (see Part 11 Item 1. LEGALPROCEEDINGS).

Quarter Ended March 31, 1995.

      During the quarter ended March 31, 1996, the CompanyOs prior management incurred general and administrative expenses of $46,461, a 47% decrease from the $87,055 in similar expenses during 1994. The decrease was principally attributable to prior managementOs unsuccessful efforts to locate, evaluate, acquire and operate gaming and real estate projects started in the prior years. As of March 31, 1995, the Company was a development stage entity with virtually no revenue.

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

      Telecosm & Associates L.C. ("Telecosm") is a private Liability Company under contract with the Company to sell all controlling interest in certain SMR Management Agreements and Option Contracts covering approximately 2,119 SMR channels and situated in approximately 42 states, Puerto Rico and the Virgin Islands. The Company is currently negotiating final purchase price based on the CompanyOs due diligence and intends to pay Telecosm for this transaction in the form of a combination of the CompanyOs common stock and preferred stock. This transaction is expected to close in the third quarter of calendar year 1996 pending the outcome of the CompanyOs due diligence review.

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

ITEM 1.   LEGAL PROCEEDINGS

      On December 21, 1995, the Company was the subject of an ex parte verified complaint and motion for appointment of a receiver commenced by Local Service Corporation et al, the former owner of the CompanyOs commercial building. The complaint was filed in the District Court of Arapahoe County, Colorado, and sought a decree dissolving the Company, the appointment of a receiver and an inspection of the CompanyOs books and records. On January 4, 1996 the court entered an order appointing Mr. John Watson as receiver as demanded in the plaintiffs complaint. The plaintiff's claims were based upon alleged illegal and fraudulent acts on the part of the Company's management in encumbering the CompanyOs real estate without consideration and corporate waste and mismanagement. The court found no merit to this suit which requested a specific receiver be appointed to oversee the Corporation's affairs. On January 12, 1996, and upon motion brought by the Company, the court vacated the order appointing a receiver and ordered the receiver not to interfere with the CompanyOs business.

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

      On April 19, 1996, the Company filed a lawsuit titled Comtec International, Inc. d/b/a Comtec Holding Corp. v Tim Degarmo, DBI Design Builders, LLC and All Other Occupants. (Civil Action No. 96 CV166). This litigation is seeking the eviction of the aforementioned from the CompanyOs commercial building whereby Tim Degarmo and DBI Design Builders, LLC have become tenants at will. In addition to the eviction, the Company seeks damages for negligent and incomplete construction work performed on the Company's commercial office building in Aurora, Colorado and defamation from remarks made by Tim Degarmo against the Company. The suit demands reimbursement for work never performed in the amount of $27,000 and unspecified funds for damages to the CompanyOs reputation and good standing in the community. The Company's senior management is of the opinion their claims and damages have merit and expects the Company will prevail. The Company was forced to hire another contractor to repair and complete work performed by DBI Design Builders, LLC.

     Except for the foregoing, no material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM2.    CHANGE IN SECURITIES. NONE

ITEM3.    DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5.   OTHERINFORMATION

(a) CHANGES  IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND
     DISCLOSURE

      Effective July 20,1995, the Board of Directors of the Company dismissed Hollander, Gilbert & Co.. The report of Hollander, Gilbert & Co. for the year-end June 30, 1994 contained a modification as to the CompanyOs ability to continue as a going concern. During the year end of June 30, 1994, and the subsequent interim period, there was no disagreement with Hollander, Gilbert & Co. on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report. The Company dismissed Hollander, Gilbert & Co. as the Company's independent accountants due to the Company's relocation and change in senior management.
     Effective July 20, 1995, the Company retained Michael B. Johnson, Englewood, Colorado as new independent accountant ("Johnson"). During the Company's two most recent fiscal years, and the interim period since completion of its last fiscal year, the Company had not consulted Johnson with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event.

      On December 15, 1995, the Company dismissed Michael B. Johnson, as its independent Certified Public Accountant and retained Causey Demgen & Moore Inc., of Denver, Colorado as its new independent Certified Public Accountants. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated December 15, 1995.

     On August 14, 1996, Causey Demgen & Moore Inc., declined to stand for reelection for their client-auditor relationship with ComTec International, Inc., with which the Company's Board of Directors concurred. This decision was not as a result of any disagreement with Causey Demgen & Moore Inc. or any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated On August 14, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) & (b) Financial Statements and Schedules. See Index to Financial Statements beginning on page 7.

(c) Exhibits. The following documents are filed herewith or incorporated herein by reference as Exhibits:

Exhibits

2.0    Acquisition of John Sandy Productions, Inc. dated July 26,
       1995. (incorporated by reference to the Company's Form 10-KSB as of June 30, 1995).

2.1 Acquisition Agreement between the Company and DCLAssociates dated April 29, 1996. (incorporated by reference to the Company's Form 10-KSB as of June 30, 1995).

2.2 Letter of Intent between the Company and Telecosm dated May 31, 1996. (incorporated by reference to the Company's Form 10-KSB as of June 30, 1995).

2.3    Acquisition Agreement between the Company and Commercial
       Communications, Inc. dated January 3, 1996. (incorporated by reference to the Company's Form 10-KSB as of June 30, 1995).

3.0 Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company's Form S-1
       Registration Statement No. 82-88530 dated December 20, 1983).

3.1 By-laws. (incorporated by reference to Exhibit 3.2 to the CompanyOs Form S-1 Registration Statement No. 82-88530 dated December 20, 1983).

4.0    Certificate of Designation of Series A Preferred Shares.
       (incorporated by reference to the Company's Form 10-KSB as of June 30, 1995).

10.01 Form of Employment Agreement between the Company and its officers. (incorporated by reference to the Company's Form 10-KSB as of June 30, 1995).

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


/s/ thomas moscariello             Director
September 5, 1996
Thomas Moscariello


/s/ mitchell b. chi                Director
September 5, 1996
Mitchell B. Chi











COMTEC INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements
                                                           Page

Balance Sheets at March 31, 1994 and March 31, 1995        F-1

Statements of Operations at March 31, 1994 and March 31, 1995F-2

Statements of Cash Flows at March 31, 1994 and March 31, 1995F-3

Notes to the Financial Statements                          F-4



                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                      CONSOLIDATED BALANCE SHEETS

                                            6/30/95              3/31/96
                                                              (Unaudited)
        Current assets
           Cash                             $21,736              $51,219
           Restricted Cash                       -                25,044
           Accounts receivable                   -                68,840
           Note receivable                   18,610               26,667
           Prepaid expenses                   5,000                1,610
            Total                           $45,346             $173,380

        Property and equipment
           Land                            $424,967             $424,967
           Building                       1,458,903            1,515,442
           Communications equipment         300,000              333,947
           Video EquipmenULibrary                -                97,000
           Automobile                         5,150                5,150
           Office equipment                   9,069               84,067
                                         $2,198,089           $2,460,573
             Less accumulated depreciation  (28,565)            (108,624)
              Net property and equipment $2,169,524           $2,351,949

        Other assets
           Deposits                      $       -            $    5,240
           Management Contracts                  -                75,000
           Tradename                          2,500                2,500
             Total other assets$              2,500               82,740

                                          2,217,370            2,608,069

        Current liabilities
           Accounts payable                 $74,336             $296,989
           Accrued payroll and payroll taxes129,739              172,228
           Accrued management fees payable   20,262               57,500
           Leases                                 -               34,246
           Other accrued expenses            49,874              106,143
           Notes payable-related parties    210,473              130,536
           Short-term notes payable         203,500              257,048
           Deferred income                   23,862               23,862
           Current portion oflong-term debt 622,572              622,832
             Total current liabilities    1,334,618            1,701,384

        Long-term debt                      347,645              345,257

        Minority interest in preferred
         stock of subsidiary                172,720              172,720

           Series A Converfible Preferred   420,000              420,000
           Common stock                   1,111,125            3,078,371
           Deficit accumulated during
            development stag             (1,168,738)          (3,109,663)
           Total stockholders' equity
            (deficit)                       362,387              388,708

                                         $2,217,370           $2,608,069
        See accompanying notes.

                                  F-1

                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF OPERATIONS



                         Three Months Ended      Nine Months Ended
                              March 31,               March 31,           Since
                         1995          1996     1995           1996    Inception
                        (Unaudited)Unaudited)  (Unaudited)(Unaudited)(Unaudited)
 Revenue
  Fees                    $790      $34,830       $790     $189,411    $189,411
  Services                  -         6,444         -        25,927      25,927
  Sales                     -            -          -         1,000       1,000
  Rental                    -        11,587         -        55,706      79,741
  Interest                  -            -          -         2,589       2,589
  Other                     -         5,441         -        28,194      36,767
      Total                790       58,302        790      302,827     335,435

 Cost of Sales
    Contract labor          -         4,400         -        23,893      23,893
    Production costs        -         4,876         -        63,840      63,840
      Total                 -         9,276         -        87,733      87,733

 Gross Profit              790       49,026        790      215,094     247,702

 Expenses
   General &
    administrative      46,961      120,920    117,436    1,580,916   2,658,821
   Consulting               -         1,762         -        15,609      15,609
   Officer salaries         -        89,794         -       384,559     384,559
   Interest                 -            -          -        94,876     189,752
   Depreciation             -        23,086         -        80,059     108,624
      Total             46,961      235,562    117,436    2,156,019   3,357,365

 Net income (loss)     (46,171)    (186,536)  (116,646)  (1,940,925) (3,109,663)

 Weighted average common
  shares outstanding 11,229,000  22,150,953  11,229,000  22,150,953  22,150,953

 Net loss per share       (0.00)      (0.01)      (0.01)      (0.09)      (0.14)








See accompanying notes.

                         F-2




    COMTEC INTERNATIONAL, INC.
    (A Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS



                               Nine Months Ended March 31,            Since
                                  1995            1996               Inception
                               (Unaudited)     (Unaudited)         (Unaudited)
 Operating activities:
  Net Loss                     $(409,118)     $(1,940,925)        $(3,089,257)
  Adjustments to reconcile
   net loss to net cash
   used by operating activities:
    Depreciation expense          16,781           80,059             108,624
    Services exchanged for stock      -           926,205           1,488,588
    Changes in assets and liabilities:
     Increase in accounts receivable  -            (2,809)             (2,809)
     Decrease in prepaid interest     -            11,329              17,329
     Increase in accounts payable
      and accrued expenses       219,126          327,804             529,424
     Increase in deferred income      -                -               23,062
      Total adjustments         $235,907       $1,342,588          $2,165,018
      Net cash used in
       operating activities    $(173,211)       $(598,337)          $(924,239)

 Investing activities:
  Purchase of property, plant and
   equipment and trade name    $      -         $(140,167)          $(142,667)
  Restricted cash                     -           (25,044)            (25,044)
  Decrease in note receivable         -            22,952              22,952
  Cash paid in acquisition net
   of cash purchase                   -           (14,964)              7,206
  Other                               -            (2,021)             13,881
      Net cash used in
       investing activities           -          (159,244)           (123,672)

 Financing activities:
  Advances from related party   $114,259        $       -            $184,495
  Proceeds from private placement of
   common stock                       -            798,391            808,391
  Payments on note payable        51,620                -             (61,646)
  Proceeds from notes payables        -                 -             151,000
  Payments on long-term notes
   payable                         3,824           (11,327)           (13,110)
  Proceeds from exercise of warrants  -                 -              30,000
     Net cash provided by
       financing activities     $169,703          $787,064         $1,099,130

 Increase in cash                $(3,508)          $29,483         $   51,219
 Beginning cash balance            4,501            21,736                 -
 Ending cash balance                $993           $51,219         $   51,215







See accomr)anving notes.

                        F-3

                      ComTec International, Inc.
            Notes to the Consolidated Finan@ial Statements

Note 1. Accounting Policies.

  (a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's
  SEC Form 10-KSB as of June 30, 1995.

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

Note 2. Acquisitions.

  On July 26, 1995, the company acquired 100% of the outstanding stock of John Sandy Productions, Inc. (JSP) in exchange for 400,000 shares of the Company's common stock valued at $50,000 ($0.25 per share), $20,000 in cash and notes paybale of $80,000. JSP is a television and film production company in the Denver, Colorado area. The results of operations as recorded in the books and records of JSP are maintained on the cash accounting method. JSP has been consolidated as a whole owned subsidiary of the Company.

  The Company acquired various assets and companies for cash, assets and stock as follows:

                                                     As of       Since
                                             July 26. 1995       Inception
             Assets acquired                     $ 235,551       $217,201
             Liabilities assumed                    85,551      1,479,240
             Net assets acquired                 $ 150,000       $691,961

             Cash paid                             $20,000       $ 20,000
             Fair market value of Common
              Stock issued                          50,000        157,247
                  Fair market value of
                   Preferred Stock issued               -         592,720
                  Special Distribution                  -        (288,506)
                  Notes payable                     80,000        202,500
                                                  $150,000       $691,961

        Note 3. Non-cash disclosure of investing and financing activities:

  During this nine months ended March 31, 1996, the Company acquired $75,000 of intangibles for a note payable and satisfied $167,650 on notes payable and accrued interest with common stock.


                                 F. 4