Form 10-Q/A
period 1996-03-31
COMTEC INTERNATIONAL INC
filed 1996-10-22
CIK 729443

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-QA

           QUARTERLY REPORT PURSUANT TO SECTION1 3 OR 15 (d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the Quarter ended March 31, 1996
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

TABLE OF CONTENTS

FORM 10-QA REPORT - FOR QUARTER ENDED MARCH 31, 1996

ComTec International, Inc.

PART I

  Item 1.                                 Financial Statements     1
  Item 2.ManagementOs Discussion and Analysis or Plan of Operation 1

PART II

  Item 1.                                    Legal Proceedings   3
  Item 2.                                 Change in Securities   3
  Item 3.                      Defaults Upon Senior Securities   3
  Item 4.  Submission of Matters to a vote of Security Holders   3
  Item 5.                                    Other Information   4
  Item 6.                     Exhibit  and Reports on Form 8-K   5

SIGNATURE PAGE                                               6

INDEX TO THE FINANCIAL STATEMENTS                            6

PART I

ITEM 1.   FINANCIAL STATEMENTS See F-1 to F-4

ITEM 2. MANAGEMENTOS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONANDRESULTS OF OPERATIONS.

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

Quarter Ended March 31, 1996

      For the quarter ending March 31, 1996 the CompanyOs incurred general and administrative expenses of $603,539, a 1,186% increase from the $46,961 in similar expenses incurred during 1995. The majority of these costs were related to the acquisition and operation of John Sandy Production, Inc. and increased operational costs directly related to the CompanyOs continued business plan activities in the wireless telecommunication industry.

      On July 26, 1995, the Company acquired John Sandy Productions, Inc.. John Sandy Productions, Inc.(OJSPO), accordingly, comparing results of operations from 1994 to 1995 are not indicative of like operations during these periods.

      As of March 31, 1996, $35,000 consisting of a short-term note due Phillips Energy Corp. and $121,000 (of which as of the date of this filing is approximately $80,000) due Local Service Corp, are in dispute via counter-claims against Local Service Corp. and Phillips Energy (see Part II Item 1. LEGAL PROCEEDINGS).

      At March 31, 1996, the Company records indicated an issued and outstanding common stock balance of 29,814,750 shares with shareholder equity of $388,708. As of that date, $420,00 of preferred shares had been authorized and issued, but are being held pending the outcome of the CompanyOs counter claims against Local Service Corp., International Corporate Development LTD, Premier Financial Services, Inc., Phillips Energy Corporation, and the individuals: John Watson, Frank Grey, and Bob Leventhal. (see Part II Item 1. LEGAL PROCEEDINGS).


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

      On March 6, 1996, the Company filed counter claims against Local Service Corp., International Corporate Development LTD , Premier Financial Services, Inc., Phillips Energy Corporation, and the
individuals: John Watson, Frank Grey, and Bob Leventhal. The corporation intends to vigorously defend and seek damages against this group for their actions during the time they attempted to seize control of the Corporation.

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

ITEM 5.  OTHER INFORMATION

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

COMTEC INTERNATIONAL, INC.

Date:   October 2, 1996           By:    s/ donald g. mack
                                  Donald G. Mack, President,
                                  Chief Executive Officer and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                         Date
s/ donald g. mack             Director                      October 3, 1996
Donald G. Mack


/s/ thomas moscariello             Director                October 3, 1996
Thomas Moscariello


/s/ mitchell b. chi                Director                October 3, 1996
Mitchell B. Chi











COMTEC INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements
                                                           Page

Balance Sheets at March 31, 1995 and March 31, 1996        F-1

Statements of Operations at March 31, 1995 and March 31, 1996F-2

Statements of Cash Flows at March 31, 1995 and March 31, 1996F-3

Notes to the Financial Statements                          F-4

                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                      Consolidated Balance Sheets

                                              June 30,       March 31,
                                                1995           1996
                               Assets
Current assets
 Cash                                        $  21,736       $ 51,219
 Restricted cash                                    -          25,044
 Accounts receivable                                -          68,840
 Note receivable                                18,610         26,667
 Prepaid expenses                                5,000          1,610
   Total                                        45,346        173,380

Property and equipment
 Land                                          424,967        424,967
 Building                                    1,458,903      1,515,442
 Communications equipment                      300,000        333,947
 Video equipment/library                            -          97,000
 Automobile                                      5,150          5,150
 Office equipment                                9,069         84,067
                                             2,198,089      2,460,573
 Less accumulated depreciation                 (28,565)      (108,624)
   Net property and equipment                2,169,524      2,351,949

Other assets
 Deposits                                           -           5,240
 Management contracts                               -          75,000
 Tradename                                       2,500          2,500
   Total other assets                            2,500         82,740

                                            $2,217,370    $ 2,608,069

                Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                           $   74,336    $   296,989
 Accrued payroll and payroll taxes             129,739        172,228
 Accrued management fees payable                20,262         57,500
 Leases                                             -          34,246
 Other accrued expenses                         49,874        106,143
 Notes payable-related parties                 210,473        130,536
 Short-term notes payable                      203,500        257,048
 Deferred income                                23,862         23,862
 Current portion of long-term debt             622,572        622,832
   Total current liabilities                 1,334,618      1,701,384

Long-term debt                                 347,645        345,257

Minority interest in preferred stock of        172,720        172,720
 subsidiary

Series A convertible preferred                 420,000        420,000
Common stock                                 1,111,125      3,078,371
Deficit accumulated during development      (1,168,738)    (3,109,663)
   Total stockholders' equity (deficit)        362,387        388,708

                                           $ 2,217,370    $ 2,608,069

                  See notes to financial statements.

                                 F - 1




                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                 Consolidated Statement of Cash Flows


                                   Nine Months Ended March 31,       Since
                                        1995         1996          Inception
                                   (Unaudited)     (Unaudited)      (Unaudited)
Operating activities
 Net loss                        $   (409,118)    $ (1,940,925)    $ (3,089,257)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities
    Depreciation expense               16,781           80,059          108,624
    Services exchanged for                 -           926,205        1,488,588
     stock
   Changes in assets and
    liabilities
      Accounts receivable                  -            (2,809)          (2,809)
      Prepaid interest                     -            11,329           17,329
         Accounts payable and
          accrued expenses            219,126          327,804          529,424
         Deferred income                   -                -            23,862
                                      235,907        1,342,588        2,165,018
           Net cash used in
            operating activities     (173,211)        (598,337)        (924,239)

Investing activities
  Purchase of property, plant
   and equipment and trade name             -         (140,167)        (142,667)
  Restricted cash                           -          (25,044)         (25,044)
  Decrease in note receivable               -           22,952           22,952
  Cash paid in acquisition net              -          (14,964)           7,206
   of cash
  Other                                     -           (2,021)          13,881
           Net cash used in
            investing activities            -         (159,244)        (123,672)

Financing activities
 Advances from related party           114,259              -           184,495
 Proceeds from private
  placement of common stock                 -          798,391          808,391
 Payments on note payable               51,620              -           (61,646)
 Proceeds from notes payable                -               -           151,000
 Payments on long-term notes             3,824         (11,327)         (13,110)
  payable
 Proceeds from exercise of                  -               -            30,000
  warrants
           Net cash provided by
            financing activities       169,703         787,064        1,099,130

Increase in cash                        (3,508)         29,483           51,219

Beginning cash balance                   4,501          21,736               -

Ending cash balance                 $      993     $    51,219       $   51,219


            See notes to consolidated financial statements.

                                 F - 2





                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                 Consolidated Statement of Operations


                      Three Months Ended   Nine Months Ended
                            March 31,            March 31,       Since
                        1995        1996   1995         1996   Inception
                    (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Revenue
 Fees              $     790     $   34,830   $   790    $  189,411 $  189,411
 Service                  -           6,444        -         25,927     25,927
 Sales                    -              -         -          1,000      1,000
 Rental                   -          35,622        -         55,706     79,741
 Interest                 -              -         -          2,589      2,589
 Other                    -          14,014        -         28,194     36,767
   Total                 790         90,910       790       302,827    335,435

Cost of sales
 Contract labor           -           4,400        -         23,893     23,893
 Product costs            -           4,876        -         63,840     63,840
   Total                  -           9,276        -         87,733     87,733

Gross profit             790         81,634       790       215,094    247,702

Expenses
 General and
  administrative      46,961        603,579   117,436     1,580,916  2,658,821
 Consulting               -           1,762        -         15,609     15,609
 Officer salaries         -         124,794        -        384,559    384,559
 Interest                 -          94,876        -         94,876    189,752
 Depreciation             -          23,086        -         80,059    108,624
   Total              46,961        848,097   117,436     2,156,019  3,357,365

Net income (loss)  $ (46,171)    $ (766,463)$(116,646)   (1,940,925)(3,109,663)

Weighted average
common shares     11,229,000     22,150,953 11,229,000  22,150,953  22,150,953

Net loss per share  $    -       $     (.03) $   (0.01)  $    (.09)  $    (.14)













            See notes to consolidated financial statements.

                                 F - 3




                      ComTec International, Inc.
            Notes to the Consolidated Financial Statements

Note 1.   Accounting Policies.

  (a) The summary of the IssuerOs significant accounting policies are incorporated by reference to the CompanyOs SECForm 10-KSB as of June 30, 1995.

  (b) Intangible assets represent management and options agreements the company has purchased to develop and operate 800 MHz SMR radio licenses. SMRlicenses are effective for twelve months from the date of issue, after which they expire. During this twelve month period, a license must be constructed and placed in operation. Once a license is constructed, the license term is extended five years with unlimited five year renewals. Licenses purchased by the Company are recorded at acquisition cost plus direct expenses associated with obtaining the management or option agreement.
  Certain option agreements purchased by the Company have been granted Extended Implementation Waivers by the FederalCommunication Commission, thus extending the expiration date of a license for construction. License agreements which expire are expensed in the year of expiration. License options which are constructed are added to the direct construction cost and amortized over the life of the communication equipment.

  (c) All cash in escrow for pending acquisitions are recorded as Restricted Cash.

  (d) Video Library has been recorded based on the excess purchase price over net book value of John Sandy Productions, Inc. and represents approximately 3,000 classic video tapes of extreme sporting events. This tape library is a revenue producing asset due to the fact the video footage rights are sold to various television and film companies for re-broadcast purposes. This video library is amortized and expensed over a four year period. (see Note 2., OAcquisition of John Sandy Productions, Inc.O)

  (e) The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Note 2.   Acquisitions.

  On July 26, 1995, the company acquired 100% of the outstanding stock of John Sandy Productions, Inc. (JSP) in exchange for 400,000 shares of the CompanyOs common stock valued at $50,000 ($0.25 per share), $20,000 in cash and notes paybale of $80,000. JSP is a television and film production company in the Denver, Colorado area. The results of operations as recorded in the books and records of JSP are maintained on the cash accounting method. JSP has been consolidated as a whole owned subsidiary of the Company.

  The Company acquired various assets and companies for cash, assets and stock as follows:

                                             As of         Since
                                          July 26, 1995  Inception

     Assets acquired                       $235,551      $2,171,201
     Liabilities assumed                     85,551       1,479,240
          Net assets acquired               150,000         691,961

     Cash paid                               20,000          20,000
      Fair  market value of Common  Stock    50,000         157,247
       issued
     Fair market value of Preferred Stock        -          592,720
       issued
     Special Distribution                        -         (280,506)
     Notes payable                           80,000         202,500

                                           $150,000        $691,961

Note 3.   Non-cash disclosure of investing and financing activities:

  During this nine months ended March 31, 1996, the Company acquired $75,000 of intangibles for a note payable and satisfied $167,650 on notes payable and accrued interest with common stock.