Form 10KSB
period 1996-06-30
COMTEC INTERNATIONAL INC
filed 1996-10-30
CIK 729443

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

             For the Fiscal Year Ended June 30, 1996
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

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.001 par value
                        (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
         registrant was required to file such reports),
  and (2) has been subject to such filing requirements for the past 90 days.
                 Yes X                     No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and
  no disclosure will be contained, to the best of registrantOs knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
        10-KSB or any amendment to this Form 10-KSB: [  ]

  The aggregate market value of the 11,265,022 shares of voting stock held by non-affiliates of the issuer was approximately $2,253,004. The aggregate market value was based upon the mean between the closing bid and asked price for the common shares as reported in the Over-
         The-Counter Bulletin Board as of June 28, 1996.

            APPLICABLE ONLY TO CORPORATE REGISTRANTS

  Number of shares outstanding of each of the issuerOs classes of
        common stock as of June 30, 1996 was 41,299,254.

  State issuerOs revenues for its most recent fiscal year:  $0.

           ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PAST FIVE YEARS

  Check whether the issuer has filed all documents and reports required to be filed by Sections 12,13 or
       15(d) of the Exchange Act after the distribution of
          securities under a plan confirmed by a court.
                          Yes X    No__

           DOCUMENTS INCORPORATED BY REFERENCE:  None



TABLE OF CONTENTS

FORM  10-KSB ANNUAL REPORT - FOR FISCAL YEAR ENDED  JUNE  30,
1996

ComTec International, Inc.

PART I

Item 1.   Description of Business                                        1
Item 2.   Description of Property                                        6
Item 3.   Legal Proceedings                                              6
Item 4.   Submission of Matters to a Vote of Security Holders            8

PART II

Item 5.   Market for Common Stock Equity and Related Stockholder Matters 9
Item 6.   Management's Discussion and Analysis or Plan of Operation     10
Item 7.   Financial Statements                                          13
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      13


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act            14
Item 10.  Executive Compensation                                       18
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                   20
Item 12.  Certain Relationships and Related Transactions               20
Item 13.  Exhibits and Reports on Form 8-K                             21

SIGNATURE PAGE                                                         23

INDEX TO FINANCIAL STATEMENTS                                          24


PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development:

      ComTec International Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company has undergone many changes to date as a result of certain reorganizations. These changes are more fully disclosed in prior 34 Act filings. The CompanyOs principal office is located at 10855 East Bethany Drive, Aurora Colorado 80014, its telephone number is 303.743.7983, toll free number is 1.888.BUY.YRLS, facsimile number is 303.743.7986, and E:Mail address is mobileplanet.com. The Company is authorized to issue 50,000,000 common shares, $0.001 par value, and 5,000,000 preferred shares, $0.001 par value.

      On May 10, 1995, and pursuant to the terms and conditions of a written agreement, the control of the Company was acquired by the shareholders of Keystone Holding Corporation (OKHCO), a privately owned Colorado corporation under the control of Donald G. Mack, solely in exchange for voting securities of the Company. In connection with this acquisition 11,228,971 shares of the CompanyOs common stock were issued to KHC shareholders in exchange for the following major assets of KHC: 1). a commercial revenue producing property valued at $392,214 and (2). a satellite uplink system valued at $290,000 (net of depreciation). In connection with the revenue producing property was a $347,645 liability (SEE ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

     As a result of this transaction, the Company experienced a complete change of management control. On October 27, 1995, Nattem, USA , Inc. (then the name of the Company) changed its name to ComTec International, Inc., and finalized the CompanyOs new strategic business plan to develop various telecommunications services and products, principally in the areas of Specialized Mobile Radio (SMR), satellite uplink services, wireless Global Positioning Satellite (GPS) products and services, traditional long distance voice and data communications.

      On July 27, 1995 the Company acquired all of the outstanding voting stock of John Sandy Productions, Inc.
(JSP), a privately held corporation under the sole control of John Santucci. The business purpose of this self-supporting video production company was to obtain in-house marketing and media production expertise to support the CompanyOs marketing of its future telecommunication services. As of the date of this filing, the Company has agreed to terminate the original purchase agreement of JSP with John Santucci. For accounting purposes, the CompanyOs total cash investment in this wholly-owned subsidiary has been recorded in other assets as of June 30, 1996.

      During fiscal 1996, the Company expanded its management and support staff in-order to execute its strategic business plan in the wireless telecommunication industry and target operational SMR companies for acquisition and joint ventures. As of June 30, 1996, the Company controlled management option agreements on 185 SMR licenses obtained through the Omni-Range acquisition, some of which were partially constructed.

       On August 6, 1996, the Company acquired option agreements to manage 1,380 800Mhz SMR channels in 20 states. These channels have been granted an Extended Implementation Waiver (OEIWO) which require minimum operational status by each calendar year end. Through this acquisition the Company also obtained an additional 1,055 channels which expire the end of October 1996. The Company is currently attempting to save some of these October 1996 channels. The Company is in the process of analyzing and creating a plan to construct, trade and blend the EIW channels with acquisition targets. Construction and initial loading of at least 139 channels is planned for by the end of December 1996 as required by the Federal Communication Commission. The Company estimates $1,112,000 will be needed by the end of December 31, 1996, to construct the 139 channels required to maintain the 1,380 EIW channel status.

      Based  on  successful  financing  to  acquire  over  30
targeted SMR systems, the Company anticipates it will be a fully operational SMR telecommunication company during the first half of calendar 1997.

(b) Business of Issuer:

      During the fiscal year ended June 30, 1996 the Company continued as a developmental stage entity focused on executing its wireless SMR business plan started in 1993 through the efforts of Keystone Holding Company. Activities have been concentrated on creating and executing the CompanyOs strategic business plan, raising private financing, developing a management and support staff to execute its business plan, and maintaining proper reporting compliance for various federal government agencies, such as the SEC and FCC. The Company is broken into three developing business units as of the date of this filing:

     Wireless   SMR  Services:  Activities  involve   seeking
     possible   operating  SMR  companies  for   acquisition,
     negotiating  management and option  agreements  for  SMR
     800Mhz  radio  licenses,  designing  and  planning   the
     national SMR system build-out, acquiring SMR radio equipment, identifying tower site owners as locations
     for   the  CompanyOs  SMR  sites,  and  maintaining  FCC
     compliance reviews and performing due diligence reviews on SMR companies under Letters of Intent to acquire. Due to recent changes in the federal regulation of SMR radio
     spectrum,   SMR   operators   can   now   compete   with
     conventional cellular service, expand their existing two-
     way     radio    services    to    allow    inter-system
     regional/national call roaming and offer new enhanced services such as two-way paging and wide-area call conferencing. As of June 30, 1996, the Company had various SMR channels as a result of the Omni Range acquisition. As of August 6, 1996, the Company acquired options to manage 1,380 SMR licenses in 20 states (SEE
     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - CLOSED ACQUISITIONS). To date, this business unit has not generated any revenues.

     Wireless Global Positioning Satellite Products: Through the proposed acquisition of certain assets of GPS Communications, Inc. (SEE ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - PENDING ACQUISITIONS), the Company will own all patents pending and intellectual rights on three commercial products using the federally owned tracking system called Global Positioning Satellite (GPS). This service is free to any user who has a GPS receiver worldwide. GPS allows a properly equipped user to identify within 10 meters, the exact longitude and latitude of its physical position. Using GPS data, the Company plans to create proprietary products to track and transmit various information for the railroad industry. The first product in development has been funded by Southern Pacific Railroad (SPR) and tracks the exact location and internal data (such as the temperature and humidity) of a refrigerated railcar and transmits this packet data over a wireless cellular or SMR system to a centralized monitoring station. This product, the RCL-2000 has passed various tests by SPR and is ready for large scale commercial use. The Company also plans to develop additional GPS products for the trucking and utilities industries. Assuming the consummation of the acquisition, the Company plans on selling its first RCL-2000 products by the end of the calendar year 1996 with additional fees to monitor the data. To date, this business unit has not generated any revenues.

     Long-distance switching services: Activities involve exploring possible long-distance land-line and satellite uplink communication opportunities, negotiating the acquisition of a satellite teleport system located in Louisiana, and obtaining an operating tandem and personal computer based switches. The long-distance switching business has grown dramatically since the deregulation of AT&T and new demands for faster and more economical transmission of video, data and voice information throughout the world. Successful acquisition of a long-distance switch will allow the Company to operate as a long distance telephone company and call transfer station. In addition, this segment will complement the SMR wireless business by offering long-distance voice and data services to subscribers who need seamless communications from a wireless hand-held unit to an international land-line system. To date, one acquisition of a satellite teleport is pending (SEE ITEM
     6. MANAGEMENTOS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - PENDING ACQUISITIONS) and various long-distance switching platforms have been targeted. To date, this business unit has not generated any revenues.

     Company activities have also involved the purchase of a commercial office building in Aurora, Colorado, as well as its revenue producing commercial property in Parker, Colorado. (See Item 2, DESCRIPTION OF PROPERTY, for a description of the CompanyOs properties as well as the nature and extent of the encumbrances thereon.)

     The Company is currently in the process of expanding its accounting, administrative and support operations in order to consolidate the marketing, management and support areas of newly acquired SMR companies, thus resulting in an overall projected higher operating profits.

Competition:

     The  CompanyOs success depends on its ability to compete
with   other  wireless  communications  providers,  including
cellular mobile telephone operators and established SMR operators, in each of its proposed markets.

       Existing cellular and SMR operators in the CompanyOs proposed operating territories have been in operation for a number of years, and have significant customer bases. In addition to their entrenched market position, these operators have available significantly greater financial and other resources than those available to the Company. Larger SMR companies are currently converting to all digital formats, which require current subscribers to purchase more expensive digital radio equipment or find another analog system provider. The Company will take advantage of this temporary analog demand by expanding an acquired SMR operating capacity with additional managed licenses and services. Cellular systems and certain SMR operators permit automatic Ohand-offO of ongoing calls from cell to cell, which generally prevents interruption of a call. The Company will not offer this feature until its first regional build-out is completed and augmented with SMR technology, such as SmartLink inter-system roaming. The competition for new SMR subscribers within the Company's proposed operating territories may also include Nextel Communications and/or other independent SMR regional operators. The Company also faces possible competition for digital mobile service from other radio operators for channels that may be allocated by the FCC in the future and operators of new wireless communications technologies such as personal communications systems (OPCSO). Until an analog system is fully loaded, the conversion to digital will be analyzed based on future revenues projected.

     The GPS products for the transportation industry are considered proprietary and innovative by the Company. The RCL-
2000   has  been  successfully  tested  by  Southern  Pacific
Railroad   since   1995  within  their   specifications   and
satisfaction. The Company believes that the market for the RCL-2000 could be as high as 100,000 units which could be higher as the product is modified to encompass the trucking industry. To the best of the CompanyOs knowledge, no other
wireless   GPS  products  for  the  transportation   industry
currently exists.

     Existing long-distance and satellite operators in the CompanyOs proposed operating territories have been in operation for a number of years, and have significant customer bases. In addition to their entrenched market position, these operators have significantly greater financial and other resources available than those available to the Company. The Company believes it can ultimately provide long-distance and satellite services ranging from conventional data and voice services to advanced international satellite uplink services.

Government Regulation:

     The Company is currently subject to regulation under the Federal Communications Commission (FCC) as defined in the Code of Federal Regulations (CFR) for wireless services. The licensing, construction, operation, sale, interconnection arrangements and acquisitions of SMR Systems are regulated by the FCC. FCC approvals will be required prior to completion of an acquisition of any such SMR license which could cause a delay. Issuance of licenses is approved by the FCC for an operating period of 5 years. Prior to expiration, the licensee must submit an application for renewal of the license evidencing that the licensee has been complying with the FCC rules and regulations. While there can be no assurance that such renewal of the license will be granted, historically such licenses have been renewed, provided that compliance with the FCC rules and regulations for the operation of the facilities has occurred. New SMR licenses must be constructed and operational within a set time limit otherwise the license reverts back to the FCC for public auction. Licenses that expire are returned to the FCC for public auction.

     The United States Department Of Transportation may require any external electrical monitoring devices used on the public railways or highways to be approved prior to their use. The GPS monitoring products being developed for sale by the Company may require such approval. In additional, certain systems may also require safety certification by the Underwriters Laboratories (UL) prior to any installation.

     The FCC also regulates the long distance and satellite uplink and teleport industry. The Company will need to comply with tariff and regulatory requirements. Resellers are responsible for obtaining licenses to do business and/or file tariffs with individual state PUCs or PSCs as required by those state commissions. It is also the long-distance resellerOs responsibility to remain in compliance with any PUC or FCC ruling regarding telemarketing requirements or regulations. The reseller is required to obtain federal and state tax exemption certificates. The reseller must also obtain all sales taxes from the end-user, including applicable federal, state, city, county, and local taxes.

Employees and Consultants:

     As of the date of this filing, the Company employs fourteen (14) persons: Clifford S. Perlman, Director and Chairman of the Board of Directors; Donald G. Mack, Director, President and Chief Executive Officer; Mitchell Chi, Director and Chief Operating Officer; Kelsey Kennedy, Chief Financial Officer; Anne Paoletti, Director of Marketing; Steve Brodsky, Senior Engineer; Tom Moscariello, Director and Vice President Marketing/Sales; Chris Hanneman, Senior Vice President of Investor Relations; Robert Clauson, Corporate Secretary and Director; and five accounting and administrative employees.

    The Company periodically retains outside consultants such as attorneys, accountants and industry consultants to perform certain corporate administrative tasks and specific SMR related projects.

Wireless SMR Industry

      The wireless communications industry, which includes services such as cellular, SMR, paging, and others, is one of the fastest growing industries in the world. The wireless telephone communications industry for the general public is twelve years old, beginning with limited cellular service in 1983 in Chicago, Illinois. Nationwide penetration for cellular service has only recently risen above 8% to approximately 33,000,000, and the industry continues to grow at a rate in excess of 25% per year. An estimated two out of every three new phone numbers currently being issued are issued for wireless subscribers. As estimated by the American Mobile Telecommunications Association there will be in excess of 120,000,000 wireless communications users in the United States by the year 2004 and over 5,000,000 Enhanced SMR users by 1998. This is compared to 33,000,000 cellular users and 391,000 SMR users in 1995 as estimated by the American Mobile Telecommunications Association.

       The Company plans to offer mobile communications services ranging from two-way dispatch, to services comparable in quality to those provided by current cellular telephone operators in its proposed operating territories. In addition, the Company plans to offer, in a single handset services and combinations of services currently not available in its proposed operating territories, including combined mobile telephone (mobile telephone service combined with two-way radio capabilities), short (alpha-numeric) messaging such as paging and dispatch (the ability to communicate directly to others through a single handset without interconnecting to
the   regular   "land line"  telephone  system)   and   data
transmission (fax and computer data transfer of information). Through several key personnel on its management and consulting teams with extensive experience in the wireless communications industry, the Company plans the staged conversion of acquired analog systems to a digital mobile network. In its effort to replace the current operating analog SMR systems, the Company expects to significantly expand the existing coverage and capacity of the analog systems as well as to provide advanced value added features, call clarity, quality and call security to its subscribers.


ITEM 2.  DESCRIPTION OF PROPERTY

Real Estate:

      On May 30, 1995, the Company purchased two commercial properties. In consideration of a total purchase price of $1,499,156 (including real estate commissions), the Company acquired an office building where it currently maintains its principal place of business in Aurora, Colorado from an unrelated party. In consideration of a total purchase price of $392,214, the Company purchased a commercial revenue producing car property in Parker, Colorado from the President of the Company, a related party.

     The office building is comprised of approximately 18,000 square feet of office space and 65 parking spaces located on approximately one acre in Aurora, Colorado. The purchase price was paid $2,500 in cash; $121,000 by means of a promissory note; an agreement to issue 420,000 shares of convertible preferred stock, valued at $1 per share; the issuance of 400,001 shares of common stock, valued at $.75 per share; and the assumption of approximately $620,000 in liabilities represented by the existing Promissory Note and Deed of Trust. The Promissory Note for $620,000 was never assumed by the Company in connection with the acquisition of property, but is secured by a lien on the property. The lien entitles the holder of the note to foreclose on the building in the event the note is not paid when due. The building is also encumbered by a second lien in favor of Omni-Range for certain assets which the Company acquired in July 1995. As of the date of this filing, the Company has been served with a foreclosure notice and the demand to appoint a receiver by the promissory note holder and other secured creditors. The Company has also been served with a notice to foreclose on the other secured property located in Aurora and Parker, Colorado by the same note holder. (SEE ITEM 3. LEGAL PROCEEDINGS.)

      The car lot property is comprised of one acre of open land and single story sales office located in Parker, Colorado. The purchase price paid was $392,214. In connection with this transaction, the Company assumed a first mortgage of $352,000, issued 172,720 preferred shares of stated $1 value per share of Key Car Finance (a subsidiary of the Company) to the President of the Company and issued a note payable to the President of the Company in the amount of $148,000. Revenue generated from this property is $3,862 per month, which has been assigned to the Promissory Note holder of the commercial property described above. This property has been served with a notice to foreclose on November 4, 1996. The Company is attempting to cure the default on this property of approximately $104,000. (SEE ITEM 3. LEGAL PROCEEDINGS.) (SEE ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

       The office building was substantially vacant and unfinished when acquired by the Company. Since that date, the Company has completed interior construction sufficient to occupy approximately 66% of the building as its principal and administrative office. The remaining building space is anticipated to be leased to both affiliated and unaffiliated entities, although no specific contracts have been completed as of the date of this report. The internal construction costs and other improvements to date have been approximately $102,000.

Intangibles:

    SMR licenses must be constructed and operational within a set time limit or they expire and revert back the Federal Communication Commission (FCC) for public auction in 1997. Operational as defined by the FCC is two paying customers per frequency (called channels once constructed). The Company values each license channel based on the assumption that the channel will be fully constructed and operational within the time limit set forth by the FCC. The value of each channel is determined by the gross purchase price plus all direct costs to acquire the license channel such as legal fees and independent due diligence review costs. Certain channels have a higher individual value based on Basic Trading Area (BTA) locations and Economic Areas (EA). The Company values all channels based on the most recent average cost per channel which does not account for BTA and EA differences.

    As of June 30, 1996, the Company owned management contracts for 185 SMR channels which it acquired through the Omni-Range purchase. The Company is determining the status of these channels and if not expired, will commence completion of the build-out and subscriber loading based on projected demand. (SEE ITEM 6. MANAGEMENTOS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - CLOSED ACQUISITIONS)

    As of the date of this filing, the Company owns options to manage 1,380 channels for which the Company paid an aggregate of $1,988,357 plus $130,000 in legal and due diligence costs. Channels which expire are expensed in the year in which they expire using the recent average cost.

ITEM 3.  LEGAL PROCEEDINGS

          Local Service Corporation vs. ComTec International, Inc.. This suit (the "Receivership Action") was filed in December 1995 in the District Court for Arapahoe County, Colorado. Local Service Corporation, the former owner of the Company's building at 10855 E. Bethany Drive in Aurora, Colorado (the "Company's Building"), sought the appointment of a receiver for the Company, dissolution of the Company, and an inspection of the Company's books and records. Plaintiffs' claims were based upon alleged illegal and fraudulent acts on the part of the Company's management in encumbering the Company's real estate without consideration and corporate waste and mismanagement. On January 4, 1996, the court entered an order appointing John Watson as receiver. On January 12, 1996, upon motion filed by the Company, the court vacated the order appointing the receiver and ordered the receiver not to interfere with the Company's business. On March 6, 1996, the Company filed counterclaims against Local Service Corporation, International Corporate Development Ltd., Premier Financial Services, Inc., Phillips Energy Corporation, John Watson, Frank Grey, and Bob Laventhal. The Company is seeking undetermined monetary damages for actions of this group arising from their attempt to seize control of the Company. This case is scheduled for a jury trial in September 1997.

     Local Service Corp. has also filed for foreclosure of its deed of trust on the Company's commercial property located at 10672 S. Parker Road, Parker, Colorado (the "Parker Property"), based on the Company's failure to pay monthly payments to Local Service Corp. for the Company's
Building.    The   Parker  Property  secured  the   Company's
obligations on the Company's Building, which was purchased from Local Service Corp. on May 30, 1995. Foreclosure is scheduled for November 4, 1996. The Company is attempting to cure the default which is estimated to be approximately $104,000 to stop the foreclosure action.

     The following suits involve individuals or companies who participated in or encouraged the Receivership Action against the Company:

     Premier Financial Services, Inc. vs. ComTec International, Inc. and Keystone Holding Corp. This suit was filed on September 30, 1996, in the District Court for the City and County of Denver, Colorado. Premier Financial Services, Inc. alleges that the Company breached the terms of a consulting agreement pursuant to which Premier was to receive certain compensation for finding an acquisition for Keystone Holding Corp.. An answer is due November 5, 1996.

     Wayne Johnson vs. Key Communications Group, Inc. and ComTec International, Inc. This suit was filed on September 30, 1996 in the District Court for the City and County of Denver, Colorado. Wayne Johnson alleges nonpayment of a promissory note in the principal amount of $40,000 plus interest. An answer is due November 5, 1996. The Company proposes to claim that an offset is due the Company based on a signed employment agreement with Mr. Johnson.

     Gayle A. Couture vs. Key Communications Group, Inc. and ComTec International, Inc. This suit was filed on September 30, 1996 in the District Court for the City and County of Denver, Colorado. Gayle Couture alleges nonpayment of a promissory note in the principal amount of $8,300.95 plus interest. An answer is due November 5, 1996. The Company proposes to claim that an offset is due the Company based on a signed employment agreement with Ms. Couture.

     Phillips Energy Corp. vs. ComTec International, Inc. This suit was filed on September 30, 1996 in the District Court for the City and County of Denver, Colorado. Phillips Energy Corp. alleges nonpayment of a promissory note in the principal amount of $35,000 plus interest. An answer is due November 5, 1996.

     Wayne Johnson vs. Donald Mack. This suit was filed on September 30, 1996 in the District Court for the City and County of Denver, Colorado. Wayne Johnson claims for unpaid wages for services performed. An answer is due November 5, 1996.

     Gayle A. Couture vs. Donald Mack. This suit was filed on September 30, 1996 in the District Court for the City and County of Denver, Colorado. Gayle Couture claims for unpaid wages for services performed. An answer is due November 5, 1996.

     ComTec International, Inc. d/b/a ComTec Holding Corp. vs. Tim Degarmo, DBI Design Builders, LLC and all other occupants. This suit was filed on April 19, 1996 in the District Court for Arapahoe County, Colorado. The Company initiated the action to evict DBI Builders for nonpayment of rent. DBI was the contractor for the tenant finish work performed on the Company's Building and it counterclaimed for $27,000, allegedly owed for tenant finish work. The Company then filed a counterclaim alleging that DBI's failure to obtain a construction permit, shoddy workmanship, and nonpayment of DBI's subcontractors. The Company and Donald Mack have also filed a claim against Tim Degarmo for defamation. This suit is schedule for trial on October 20, 1997.

Other suits involving the Company are:

     Shamrock Electric Co. vs. Nattem U.S.A. Incorporated; Keystone Holding Corp.; ComTec International; Tim Degarmo T.B.A. DBI Construction a/k/a DBI Design
     Builders a/k/a Carlton Builders Inc.; David L. Terry; Celia M. Terry; Local Service Corporation; Spelman Mortgage and Investment Company; Kansas City Life Insurance Company; Sunset Life Insurance Company of America; Key Communications Group; Golesh Door & Trim, Inc.; Roberta F. Gillis, Public Trustee of Arapahoe County, and any and all occupants. This suit was filed in April 16, 1996 in the District Court for Arapahoe County, Colorado. This is a mechanic's lien action seeking payment for work performed on the Company's Building in the approximate amount of $13,000. Kansas City Life Insurance Company and Golesh Door & Trim, Inc. have each counterclaimed and filed for judicial foreclosure on the Company's Building. Not all of the parties have responded in this action. No trial date has been set. The Company is attempting to cure the defaults to stop the foreclosure action.

     Sunset Life Insurance Company of America vs. CTI Real Estate, Inc. This suit was filed in September 1996 in the District Court for Arapahoe County, Colorado. Sunset Life Insurance Company seeks the appointment of a receiver to manage the Company's Building. The court has directed that this suit be consolidated with the action filed by Shamrock Electric Co.

     Except for the foregoing, no material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 10, 1995 and pursuant to definitive proxy solicitation materials under Regulation 14A of the Securities Exchange Act of 1934, as amended, the Company conducted a Special Meeting of Stockholders (the OMeetingO). At the
Meeting, the Company sought stockholder approval of the following five matters:

1.An increase in the number of shares of common stock eligible for issuance under the CompanyOs 1993 Incentive
   Stock Option Plan (the OPlanO) to 3,000,000 shares;

2.An extension of the termination date of the Plan to September 16, 1998;

3.An increase in the number of authorized common shares to 50,000,000 with a designated par value of $.001;

4.The  creation  of a class of 5,000,000 shares of  Preferred
   Stock, $.001 par value per share;

5.A change in the CompanyOs name to ComTec International, Inc..

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(conOt)

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

As a result of the ShareholderOs vote the resolutions were adopted. There have been no other stockholder meetings subsequent to, and as of the date of this filing.

PART II

ITEM   5.    MARKET  FOR  COMMON  STOCK  EQUITY  AND  RELATED
STOCKHOLDER MATTERS.

(a) Market Information.

     The principal market for the CompanyOs common stock, its only trading class of equity securities, is the Over-The-
Counter market. The CompanyOs common stock currently trades under the symbol YRLS.

     The following table indicates the quarterly high and low bid market price ranges of the CompanyOs common stock in the Over-The-Counter market on the Electronic Bulletin Board for the fiscal years ended June 30, 1995 and June 30, 1996, as reported by the NASDAQ section of the National Association of Securities Dealers, Inc., registered broker-dealers who have regularly been making a market in the CompanyOs common stock and/or information derived from confirmations of sales and/or purchases by individuals. The information supplied represents quotations between dealers that does not include retail markups, markdowns or commissions, actual transactions and any adjustments for stock dividends.

Rounded to nearest full penny for presentation purposes only.

                                           BID             BID
                                          HIGH($)         LOW($)
Fiscal 1995:
 First Quarter: July 1, 1994 through
  September 30, 1994                      $1.25            $.05
 Second Quarter: October 1, 1994 through
  December 31, 1994                         .81             .38
 Third Quarter: January 1, 1995 through
  March 31, 1995                            .75             .38
 Fourth Quarter: April 1, 1995 through
  June 30, 1995                             .94             .38

Fiscal 1996:
 First Quarter: July 1, 1995 through
  September 30, 1995                       $.88            $.31
 Second Quarter: October 1, 1995 through
  December 31, 1995                         .44             .25
 Third Quarter: January 1, 1996 through
  March 31, 1996                            .38             .13
 Fourth Quarter: April 1, 1996 through
  June 30, 1996                             .25             .06

      The Company proposes to have its Common Stock listed on NASDAQ as soon as practical. NASDAQ requires total assets of $4,000,000, capital and surplus of $2,000,000, market value of the Opublic floatO of $1,000,000, 2 market makers, and a minimum bid price of $3.00 per share. The Company currently does not meet these requirements.

      On March 29, 1996, the CompanyOs Board of Directors approved a common stock reversal. As of the date of this filing, the reversal amount has not been finalized, nor has the matter been presented for a vote to shareholders.

      On October 25, 1996, the CompanyOs Board of Directors approved to increase the number of authorized shares of the CompanyOs Common Stock from 50,000,000 to 100,000,000. As of the date of this filing, this matter has not been resolved by the Board nor presented for a vote to shareholders. The Company anticipates a proxy statement will be sent to shareholders on this matter no later than the end of quarter ended December 31, 1996.

(b) Holders.

      As of June 30, 1996, the approximate number of holders of record of shares of the CompanyOs common stock, $.001 par value per share, the CompanyOs only class of trading securities, was believed by management to be as follows:

        Title of Class                       Number of Record Holders
   Common Stock, $.001 par                              520

(c) Dividends.

      The Company has paid no dividends during the fiscal years ended June 30, 1995 and June 30, 1996. Other than the requirements of the New Mexico Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the CompanyOs present or future ability to pay dividends.

      The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the CompanyOs earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no plan to pay dividends in the immediate future.






ITEM  6.    MANAGEMENTOS DISCUSSION AND ANALYSIS OR  PLAN  OF
OPERATION

(a) Plan of Operation:

     On May, 10, 1995, The CompanyOs strategic business plan changed from gaming and transportation to wireless telecommunications. Initially, the CompanyOs emphasis will be certain Specialized Mobile Radio (SMR) acquisitions currently under contract or in negotiations; and the secondary focus will be on other communications services and activities. These other services and activities are anticipated to include GPS products for the transportation industry; long distance services (Switching, Prepaid Calling Cards, POS/ATM Transactions); and Satellite uplinking services. To date, the CompanyOs activities have been limited to raising initial capital, hiring its initial employees, negotiating and acquiring its initial SMR systems and channels, developing its strategic business plan and commencing further acquisitions of operating Specialized Mobile Radio (OSMRO) systems.

      The Company has agreements to enter targeted markets, acquire SMR channels, acquire or form joint ventures with existing operators, develop, construct and market SMR systems and selectively convert any analog SMR systems to Enhanced Specialized Mobile Radio (ESMR or Digital) to provide digital mobile services. The Company recently purchased option agreements covering 1,380 (YX) SMR channels in 20 states. Management Agreements and Option Contracts give a company the right to control, build-out and expand SMR service for a specific radio frequency in a given territory.

      The Company has recently targeted several companies to acquire control of Management Agreements and Option Contracts for over 4,700 SMR channels licensed by the Federal Communications Commission, in over forty states. These targeted channels are in addition to the 1,380 channels current under contract by the Company. If consummated and fully constructed, these proposed transactions could cover areas with a total combined population in excess of 100,000,000.

      The CompanyOs goal is to aggregate channels in its proposed operating territories and increase revenues and number of subscribers in the first twelve to eighteen months. Through acquisition and management of radio licenses, construction of newly licensed SMR stations, and the acquisition of existing SMR systems the Company could increase the customer base and the corresponding revenues in the proposed operating territories. As a particular market is entered, the goals are to aggregate sufficient channel capacity, increase the number of subscribers, and increase recurring revenues per subscriber by the sale of additional features. By combining its stations with existing systems in particular markets, the Company will be able to increase the capacity or efficiencies on the traditional SMR systems to permit growth by adding additional subscribers.

      As the CompanyOs traditional SMR systems approach capacity, continued subscriber growth and related revenue increases may be slowed to insure system quality and customer satisfaction while progress is made on the implementation of new technology such as Digital Enhancements or Enhanced Specialized Mobile Radio (ESMR).

      In the past, the Company has executed some of these activities through wholly-owned subsidiaries, which will be dissolved and consolidated into one operating company by the end of fiscal year ended June 30, 1997.

Closed Acquisitions:

      Omni Range Communications LLC (OOmniO), during July 1995, the Company acquired contracts to manage certain SMR channels and options to acquire additional SMR channels from unaffiliated third parties (aggregating 185 channels) in consideration for a purchase price of $75,000. The purchase price was payable with $25,000 down and the balance by a 90-day $50,000 promissory note secured by a second deed of trust on the CompanyOs real estate in Aurora, Colorado. The Company is in default under the note given to Omni. Under the terms of the Agreement, Omni is entitled to foreclose its lien on property on which the Registrant maintains principal business office. As of the date of this report, Omni has verbally agreed to extend the CompanyOs obligation.

      DCL Associates, Inc. (ODCLO) is a private company which assisted the Company in obtaining option agreements covering 2,435 (YX) SMR channels in 20 states. Pursuant to the acquisition agreement, this transaction is valued at approximately $1,988,357. The Company satisfied its closing obligations as of August 6, 1996, defined as the option closing date in the option agreements, with payment of $149,127 in cash and subsequent issuance of a combination of the CompanyOs common stock and preferred stock. As of the date of this filing, 1,055 licenses will expire on October 31, 1996. National build-out plans have started as of the date of this filing with the selection of initial SMR sites for construction, the identification of radio equipment required and the negotiation of leasing tower sites for the CompanyOs system. The Company is required by the FCC to have at least 139 SMR channels operational by the end of calendar 1996 in order to maintain the 1,380 channels currently under an FCC Extended Implementation Waiver (increasing the operational deadline for these channels to December 1998.)

Pending Acquisitions:

     GPS Communications, Inc. (OGPSIO) is a private company under agreement with the Company to sell all its patents and intellectual rights on three commercial products which use the federally owned tracking system called Global Positioning Satellite (GPS). This transaction is valued at $350,000. Payment for these assets will be made in the form of the CompanyOs common stock valued at $100,000 plus royalties paid on any GPS products sold up to a maximum payment of $250,000. This transaction is expected to close prior to the end of calendar year ended 1996 and is subject to certain conditions being met by GPSI.

     Network Teleports, Inc. (ONTIO) is a private corporation and a proposed majority owned subsidiary of the Company pursuant to a contract to purchase 61% of the issued and outstanding shares of NTI. NTI is currently broadcasting television and cable programming along with other data and transmission services via satellite uplink from its hub located in New Orleans, Louisiana. Pursuant to the acquisition agreement this transaction is valued at $915,000. The purchase payments are being held in escrow pending final due diligence review and expects this transaction will close in the first quarter of calendar year 1997.

      Telecosm & Associates L.C. (OTelecosmO) is a private Liability Company under contract with the Company to sell all controlling interest in 2,199 SMR Management Agreements and Option Contracts governed by the a special FCC build-out extension called the Chang/Goodman Waiver (OCGWO). The continuation of the CGW is subject to final approval by the FCC in the near future. As of the date of this filing, the contract has expired. In the event these channels are granted an Extended Implementation Waiver by the FCC, the Company intends to proceed with the purchase of the management and option agreements from Telecosm. As of the date of this report, Telecosm has verbally agreed to extend the CompanyOs obligation.

      Commercial Communications Inc. (OCCIO) is a private corporation whose primary business is providing SMR two-way dispatch services. CCI is currently protected under Chapter 11 laws of the United States Bankruptcy Courts. The Company has an acquisition agreement to acquire the assets and business of CCI in a transaction valued at $500,000. Payment for this system will be made in the form of a promissory note and a combination of the CompanyOs common stock and preferred stock. The revenues are yet to be audited and it is expected that as a result of the bankruptcy proceedings, CCI may have suffered a percentage of lost revenues. However, the initial value in this acquisition will be additional SMR channels (radio spectrum) and an experienced technical staff. As of the date of this filing, the acquisition of this company has been approved by the United States Bankruptcy Court, is undergoing final due diligence review by the Company and is expected to close before the end of the calendar year.

  (b)  ManagementOs  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

       The CompanyOs strategic business plan is highly dependent upon acquiring operating SMR companies, adding the CompanyOs unconstructed radio channels under management agreements and options, and then consolidating all redundant
operations.       The       Company       believes       this
acquire/augment/consolidate strategy will increase the overall operating territories increasing revenues from SMR services and at the same time lowering the overall general and administrative costs on the group as a whole.

      During fiscal year ended June 30, 1996, the Company increased its activities in targeting SMR operating companies for acquisition. During 1996 the Company signed various Letter of Intent to acquire SMR companies. Certain Letters of Intent require cash deposits before any due diligence can proceed. These Letters of Intent contain conditions for the deposit amount to be refunded to the Company. During 1996, the Company has escrowed cash consideration for two acquisitions: Mobile One Communications and Network Teleports. Due to a failure to proceed with the closing requirements by the Company, a $50,000 cash deposit for the Mobile One was forfeited.

      This strategy is highly dependent upon having adequate funds to, 1). acquire companies and radio spectrum, 2). construct new SMR sites, and 3). create an efficient support operation for the consolidated entities. To date, the Company has used cash and its own Common and Preferred Stock to acquire SMR licenses, start the process to acquire operating companies and supplement the expansion of its management and support operations. As of the date of this filing, the
Company estimates its cash needs by the end of December 31, 1996 to execute the first part of its business plan to be $2,112,000. This amount is composed of $1,112,000 for the construction of 139 SMR channels, $600,000 as initial payments to close on three targeted operating SMR companies, $150,000 for working capital and $250,000 to cure defaults associated with its commercial properties.

      From January 1, 1997 to the end of fiscal year ended June 30, 1997, the Company estimates its cash needs to execute the second part of its business plan to be $8,200,000. This amount is composed of $5,600,000 for the construction of 700 additional SMR channels, $2,000,000 as initial payments to close on ten additional targeted operating SMR companies and $600,000 for working capital. These amounts do not include net cash generated from the acquired operating companies or revenue for services generated on the constructed channels placed in operation during this period. Accordingly, the net cash required could be lower to execute the first and second part of the CompanyOs business plan. Funds to market the CompanyOs services will be paid for partially through the use of a prepaid media contract in the amount of $1,300,000 and from gross profits from acquired operating companies.

      The Company has limited capitalization and is dependent on the proceeds of private and public offerings to continue as a going concern, implementing its business plan and completing targeted acquisitions. As of June 30, 1996, the audited results of the Company indicated assets of $2,377,075, negative working capital of $1,300,149 and debt in default of $856,182. All during fiscal 1996 and to the date of this filing, the Company has had and continues to have a substantial need for working capital to cure defaults on debt obligations and for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire SMR companies and start the construction phase of its business plan. Any activities in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     The Company is currently in discussions with one or more companies for private and/or public debt and equity financing package(s). In September 1996, the Company started to raise a minimum of $1 million ($5 million maximum offering) through a private placement. In connection with this offering, American Investment Services has agreed to assist the Company, on a best efforts basis, in placing this Series B Preferred Stock offering with private investors.

      On October 23, 1996, the Company has obtained a firm commitment to underwrite a $25 million debt and a $15 million common stock secondary offering. Although the Company will endeavor to finance its working capital needs through additional debt or equity financing, there is no assurance that any financing will utimately be sold in the public markets. In addition, any debt financing may require the Company to mortgage, pledge or hypothecate its assets. Furthermore, as of June 30, 1996, the Company was in default covering certain notes payable and short term notes and there is no guarantee that even if the future debt or equity financing is secured future defaults can or will be cured.

      As of the date of this filing, the Company has authorized Series B Preferred Stock, stated value $5.00, in connection with the private placement and authorized and issued 39,767 shares of Series C Preferred Stock with a stated value of $10.00 in connection with the DCL options acquired per the closing agreement dated August 6, 1996.

      During fiscal year ended June 30, 1996, the Company continued as a development stage enterprise. The CompanyOs financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The CompanyOs plan to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

Results of Operations:

Fiscal Year Ended June 30, 1996.

     As of June 30, 1996 the Company incurred direct expenses of $2,465,920 associated with the execution of its business plans in the communications industry. From the period of July 1, 1995 to June 30, 1996, the CompanyOs management incurred general and administrative expenses of $2,272,796, a 116% increase from similar expenses incurred during 1995. The major expenses incurred were officers compensation of $1,843,987, support staff salary of $34,064, and costs associated with the foreclosure and receivership action further described below.

      During January 1996, the Company was subject to a foreclosure and receivership action by a creditor involved with the purchase of the CompanyOs property in Aurora, Colorado, former consultants and then current officers (SEE
ITEM 3. LEGAL PROCEEDINGS.) The receivership action was dismissed by the Court after five days and resulted in all accounting and confidential records confiscated being returned to the Company in varying levels of disorganization. In addition, through this action, the Company lost key officers who were in the process of developing and executing its strategic business plan and overseeing various support and accounting functions. This failed action required the Company to, 1). hire additional staff to reorganize the accounting and business records, 2). reassemble a senior management team to continue the execution of the CompanyOs business plan and 3). renegotiate terms with companies to be acquired or in the process of being acquired by the Company. As of June 30, 1996 the Company was still in the process of re-entering and auditing information during this period and completing various SEC 1995 and 1996 reports required and out of compliance until August 1996. Management believes this action resulted in many one time costs being reflected in the fiscal year ended June 30, 1996 associated with legal and accounting fees ($159,292), contract accounting services ($42,740), executive placement fees ($18,000), consulting and management fees ($11,032), new computer systems ($8,758) and other direct costs such as printing and office supplies. Additional costs indirectly associated with this action was,
1). the loss of escrowed cash for one acquisition (see below, OMobile One CommunicationsO), 2). delays in meeting closing obligations on many targeted operating SMR companies, 3). delays in starting the required construction of the CompanyOs radio licenses under management contract with third parties and 4). time associated with the recruiting and debriefing of new senior executives. The Company has filed counter claims against this group for damages associated with this action (see Item 3. LEGAL PROCEEDINGS.)

      As of June 30, 1996, $35,000 consisting of a short-term note due Phillips Energy Corp. and $121,000 (of which as of the date of this filing is approximately $104,000 including legal costs and accrued interest to date) due Local Service Corp., are in dispute via counter-claims against Local
Service  Corp.  and  Phillips  Energy  (see  Item  3.   LEGAL
PROCEEDINGS.)

      On July 31, 1995, the Company entered into a written agreement with Mobile One Communications, Inc. ("MOC"), a Colorado corporation wherein MOC granted the Company the exclusive right and option to acquire SMR licenses and equipment and manage said licenses during the four month option period ended November 30, 1995. The purchase price for the licenses and equipment was $625,000 inclusive of 300,000 shares of the Registrant's common stock valued at $.75 per share or an aggregate of $225,000. The Company paid $50,000 to MOC for this option which expired on November 15, 1995. The Company defaulted in its obligations under the agreement with MOC and the escrow cash has been released to Mobile One Communications, Inc. A $50,000 charge to operations has been recorded as of June 30, 1996 in connection with this failed acquisition. The stock issued for the transaction has been canceled.

Fiscal Year Ended June 30, 1995:

      Prior to May 10, 1995, the CompanyOs only activity was attempting to execute the business plans in the areas of gaming and transportation. These business plans failed during this period.

      From the period of March 15, 1994 to June 30, 1995, Key Communications, Key Car Finance (purchased by the Company on May 10, 1995 in a stock for stock exchange and recorded as a reverse acquisition) and current management incurred general and administrative expenses of $1,051,064. The majority items are: officers compensation ($456,488) and consulting fees for due diligence and brokering targeted SMR companies ($604,883). Prior to May 10, 1995, the CompanyOs prior management (then called Nattem USA, Inc.) incurred general and administrative expenses of $152,261, a 75% decrease from similar expenses incurred during 1994. The majority of these costs were related to legal expenses ($26,866), salary ($90,000) and travel expenses ($24,829) for the prior President of the Company.

      On May 10, 1995, the Company acquired all the assets of Keystone Holding Corporation (OKHCO), had a complete change of management control and started developing a telecommunication company specializing in the areas of Specialized Mobile Radio, satellite teleport uplinks, traditional long distance voice and data communications. Accordingly, comparing results of operations from 1994 to 1995 are not indicative of like operations during these periods.

      As of June 30, 1995 the Company had certain notes in default. Subsequent to June 30, 1995 and during fiscal year ended June 30, 1996, $130,973 of notes payable--related parties-- which are reported as in default as of June 30, 1995 have been paid through the issuance of the CompanyOs common stock and $39,500 which, in the opinion of the CompanyOs senior management should be offset against a former officerOs breach of a non-disclosure/non-circumvention agreement which called for a $75,000 payment for such a breach.

     As of June 30, 1995, the Company was a development stage entity with virtually no revenues.

ITEM 7.  FINANCIAL STATEMENTS

      Financial statements meeting the requirements of Item 310 of regulation S-B, for the years ending June 30, 1995 and June 30, 1996 have been audited by Causey Demgen & Moore Inc. and Ehrhardt Keefe, Steiner and Hottman, P.C., respectively, and are annexed as a separate section to this Report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 3, 1994, the Company engaged Hollander, Gilbert & Co., Los Angeles, California (OHollander, GilbertO), as the CompanyOs independent accountants. Prior to the engagement of Hollander, Gilbert, the Company did not consult with Hollander, Gilbert regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the CompanyOs financial statements.

      During the period from December 21, 1993 to September 22, 1994, there were no disagreements with Vink Pier & Teague on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Vink Pier & Teague, would have caused Vink Pier & Teague to make reference to the subject matter of the disagreements in connection with any report that they would have issued on the CompanyOs financial statements.

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

     Effective July 20, 1995, the Company retained Michael B. Johnson, Englewood, Colorado as its independent accountant (OJohnsonO). During the CompanyOs two most recent fiscal years, and the interim period since completion of its last fiscal year, the Company had not consulted Johnson with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the CompanyOs financial statements or any matter that was the subject of a disagreement or reportable event.

      On December 15, 1995, the Company dismissed Michael B. Johnson, as its independent Certified Public Accountant and retained Causey Demgen & Moore Inc., of Denver, Colorado as its independent Certified Public Accountants. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated December 15, 1995. During the year end of June 30, 1995, and the subsequent interim period, there was no disagreement with Michael B. Johnson on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report. The Company dismissed Michael B. Johnson as the CompanyOs independent accountants due to delays in commencing their audit work. During the CompanyOs two most recent fiscal years, and the interim period since completion of its last fiscal year, the Company had not consulted Causey Demgen & Moore Inc. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the CompanyOs financial statements or any matter that was the subject of a disagreement or reportable event.

     On August 14, 1996, Causey Demgen & Moore Inc., declined to stand for reelection as the CompanyOs independent Certified Public Accountants for the fiscal year ended June 30, 1996. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated August 22, 1996. During the year end of June 30, 1995, and the subsequent interim periods, there was no disagreement with Causey Demgen & Moore Inc. on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report.

      On August 29, 1996, the Company retained Ehrhardt, Keefe, Steiner and Hottman, PC, of Denver, Colorado, as its independent Certified Public Accountants. During the CompanyOs two most recent fiscal years, and the interim periods since completion of its last fiscal year, the Company had not consulted Ehrhardt, Keefe, Steiner and Hottman, PC with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the CompanyOs financial statements or any matter that was the subject of a disagreement or reportable event. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated September 12, 1996.

PART III

ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS   AND
          CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(a)  OF
          THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

      The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Company as of June 30, 1996; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a director; and 4) any period during which he or she has served as such:

  Director Name/Title              From                 To
  Clifford S. Perlman, 70       One year           Next Annual
  Chairman of Board of
   Directors                   June 1996               Meeting

  Donald G. Mack, 39            One year,          Next Annual
  President, CEO and
  Director                      May 1996               Meeting

  Mitchell Chi, 45              One year,          Next Annual
  COO and Director             June 1996               Meeting

  Thomas Moscariello, 36        One year,          Next Annual
  Vice President and
   Director                     May 1996               Meeting

  Robert Clauson, 31            One year           Next Annual
  Secretary and Director      March 1996               Meeting

      There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

      Each director is serving a term of office which shall continue until the next annual meeting of Shareholders and until his successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

Business Experience

      The following is a brief account of the experience, during the past five years, of each director and executive officers of the Company:

  CLIFFORD S. PERLMAN - Chairman of the Board - 1994
  Mr. Perlman has served since June 1994 as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. From 1990 to present, Mr. Perlman continues to serve as an independent business consultant to both private and public companies. In 1991, Mr. Perlman served as Chief Executive Officer and Director of the MGM Grand Hotels, Inc., also a NYSE company. From 1958 to 1982, Mr. Perlman was founder and Director of LUM Restaurants, a NYSE company. Through LUMS, Mr. Perlman founded and served as Chairman of CaesarOs World, Inc., a New York Stock Exchange
  (NYSE) company and the parent company of CaesarOs Palace Casino and Resort in Las Vegas, Nevada.

  DONALD  G.  MACK - Chief Executive Officer,  President  and
  Director - 1995
  From 1989 Mr. Mack has been with the predecessor to ComTec International, Keystone Holding Corp., a private Denver company engaged in telecommunication activities focusing on wireless and data services, as President, CEO, and founder. From 1990 to 1993. Mr. Mack was the CEO of Learning and Leisure Technologies Inc., a Denver company engaged in developing child care centers. Mr. Mack may be considered the OpromoterO of the Company pursuant to the SEC definition as such.

  MITCHELL  B. CHI - Chief Operating Officer and  Director  -
  1996
  From 1993 to 1996, Mr. Chi was Executive Vice President of Arrowhead Industries, Corp., Denver, Colorado. From 1985 to 1993, Mr. Chi was the CEO, President and founder of MicroSage, Inc., Santa Fe, New Mexico, a MicroAge Computer Center franchise. Prior to 1984, Mr. Chi was a Vice President in the JAron Commodity Division of Goldman Sachs and Co., New York, New York and was a Senior Accountant at Price Waterhouse and Co., New York, New York. Mr. Chi has a Masters degree in Finance from Columbia University, a BA in Accounting from Fairleigh Dickenson University and a Certified Public Accountant in the states of New Jersey and New York (now inactive).

  KELSEY  KENNEDY  - Chief Financial Officer -  Part-Time,  -
  1996
  From 1996 to the present, Mr. Kennedy is the Managing Director of Novum Consulting Group LLC.. From 1988 to 1996 Mr. Kennedy practiced as Kelsey T. Kennedy, CPA of Denver, Colorado, an independent Certified Public Accountant. From 1983 to 1988, Mr. Kennedy was a Vice-President for Computerland Operated Stores, Inc. (a subsidiary of the Computerland Corporation) and President of a regional Computerland franchise corporation. Prior to 1982, he was Director of a financial consulting practice for Arthur Young & Company (now Ernst & Young). Mr. Kennedy is a Certified Public Accountant in the State of Colorado.

  THOMAS J. MOSCARIELLO - Vice President of Sales and Marketing and Director - 1995
  Since May 1995, Mr. Moscariello has served as an executive officer and director of Key Communication Group and became an officer and director of ComTec International in May 1996. Simultaneously therewith and since 1995, Mr. Moscariello has been employed as an account executive by InterTel DataCom, Inc.. From 1990 to 1995, Mr. Moscariello was employed as an account executive by WilTel Communication Systems, Inc.. Mr. Moscariello received a Bachelor of Science degree in Engineering Technology from the University of Hartford (Hartford, CT) in 1982.

  ROBERT CLAUSON - Secretary and Director  - 1995
  From 1992 to the present, Mr. Clauson has been a Vice President for Childcare Centers of North America, Inc.. From 1989 to 1991, Mr. Clauson was employed by KinderCare Learning Centers, Inc. as a Director. In 1990, he founded
  Kids at Work, a consulting firm specializing in the evaluation and establishment of on-site child care centers. Mr. Clauson holds a Bachelor of Early Childhood degree from Utah Valley College and a Bachelor of Business Administration degree from Brigham Young University.

(b)  Identification  of  Certain  Significant  Employees  and
Consultants

      The Company does not employ any persons or consultants who are not executive officers who make a significant contribution to the business of the Company.

 (c) Family Relationships

      No family relationship exists between any director or executive officers of the Company.

(d) Involvement in Certain Legal Proceedings

      No event listed in Subparagraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Company during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

(e) Compliance With Section 16(a) of the Exchange Act

      To the date of this filing and to the best knowledge of the Company, no Form 3, Form 4 and/or Form 5 has been filed with the Securities and Exchange Commission (SEC) by any of its officers or directors. As of the date of this report, the SEC has not taken any additional action with regard to this failure to file reports.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) General

      (1) through (7) All Compensation Covered. During the fiscal year ended June 30, 1996, the Company employed the following senior management team who serves pursuant to employment agreement further described in Section (g) below.

(b) Summary Compensation Table.

SUMMARY COMPENSATION TABLE


                        ANNUAL COMPENSATION             LONG TERM COMPENSATION
Name and Position   Year   Salary   Bonus  Other     SAR   Options   LTIP  Other
Clifford S. Perlman
 (g1)               1995  $60,000   None   None     None     None  $312,383 None
Chairman of the
 Board of Directors 1996  $60,000   None   None     None     None  $281,949 None

Donald G. Mack (g2) 1995 $120,000   None   None     None     None    None   None
President and
 Chief Executive
 Officer            1996 $224,600   None  $30,000   None     None    None   None

Mitchell B. Chi
 (g3)               1996  $84,000 $27,000  None     None     None    None   None
Chief Operating
 Officer

Thomas Moscariello
 (g4)               1996  $45,000   None   None     None     None    None   None
VP Sales and Marketing

Robert Clauson (g5) 1995  $60,000   None   None     None     None    None   None
Corporate Secretary 1996  $60,000   None   None     None     None    None   None

(c) Option/SAR Grant Table. During the fiscal year ended June 30, 1996, no grants of stock options or freestanding SAROs were made by the Company.

  On August 10, 1995, the Shareholders of the Company approved the increase in the number of common shares reserved for the Incentive Stock Option Plan from 500,000 to 3,000,000 common shares and also approved the extension of the termination date of the Incentive Stock Option Plan from September 16, 1996 to September 16, 1998. The Incentive Stock Option Plan (the OPlanO), was originally approved by the Board of Directors and Shareholders on December 21, 1993. The Plan provides for the grant to the CompanyOs employees, officers and/or directors of stock options that qualify as incentive stock options under
  Section 422A of the Internal Revenue Code of 1986, as amended. The Plan provides for the grant of stock options to purchase up to an aggregate of 3,000,000 shares of common stock. Options may be granted for terms of up to three years. Options are to be granted at exercise prices at least equal to the fair market value of the CompanyOs common stock at the date of grant (110% of the fair market value in the case of options granted to greater than 10% shareholders). Options are subject to early forfeiture upon termination of employment or other relationship with the Company. There were no options granted during the fiscal year ended June 30, 1996. No options are presently issued or outstanding.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAROs are issued or outstanding. Accordingly, and during the fiscal year ended June 30, 1996, no stock options or freestanding SAROs were exercised. Notwithstanding the foregoing, an aggregate of 3,000,000 shares of the CompanyOs common stock, $.001 par value per share are reserved for issuance pursuant to the CompanyOs incentive stock option plan, as adopted by the CompanyOs Board of Directors in June, 1995, and ratified and approved by the CompanyOs stockholders on August 10, 1995.

(e) Long-Term Incentive Plan (OLTIPO) Awards Table. During the fiscal year ended June 30, 1995, 624,766 shares of common stock were issued to Mr. Perlman representing five percent (5%) of the CompanyOs issued and outstanding shares as of June 20, 1995. During the fiscal year ended June 30, 1996, 1,666,666 shares of common stock were issued to Mr. Perlman representing five percent (5%) of the CompanyOs issued and outstanding shares as of June 20, 1996.

(f)              Compensation  of Directors.   (1)  and  (2).
  During the fiscal year ended June 30, 1996, no director of the Company received any compensation in his capacity as director, other than reimbursement of travel expenses.

(g)               Employment  Contracts  and  Termination  of
  Employment, and Change-in Control Arrangements.

  (1) Effective May 10, 1995, the Company entered into a two year Employment Contract with Mr. Perlman to manage and direct the affairs of the Company and act in the capacity of Chairman of the Board at an annual base salary of $60,000. In addition, the Company agreed to compensate Mr. Perlman by: (1) paying him 50% cash and 50% stock on the balance of his $80,000 accrued salary from a prior agreement once the Company has closed on adequate financing; and (2) Mr. Perlman shall receive a stock bonus paid annually equal to 5% of the issued and outstanding shares on June 20 of each year throughout the term of his agreement.

   (2) Mr. Mack entered into a three year Employment Agreement ending August 31, 1997 with the Company (through predecessor company, Key Communications Group, Inc. (KCG)) as an executive officer and director. Pursuant to the Company having sufficient funds to pay individual salaries, Mr. Mack has agreed to accrue monthly compensation of $10,000. In addition, The Company agreed to compensate Mr. Mack at the end of each fiscal year an amount equal to one percent (1%) of the gross revenues of KCG; plus a minimum five percent (5%) increase based on the profitability of the Company. To date, Mr. Mack has not earned any performance bonuses based on gross revenues and profitability of KGC. Mr. Mack shall also be entitled to such benefits as retirement, stock options, medical insurance and life insurance once the Company has sufficient funds.

    By virtue of a written three year employment agreement between the Company and Mr. Mack dated as of May 10, 1995, Mr. Mack agreed to accrue monthly compensation of $10,000, with the option to convert the same to shares of the CompanyOs common stock at a 20% discount from the bid price of the CompanyOs common stock in the over the counter market on the date of conversion.

    By  virtue of a written management agreement between  Key
     Car Finance Company and Mr. Mack, Mr. Mack agreed to accrue a monthly management fee of $2,500, with the option to convert the same to shares of the CompanyOs common stock at a 20% discount from the bid price of the CompanyOs common stock in the over the counter market on the date of conversion.

    As  additional compensation, the Company agreed to pay to
     Mr. Mack:(I) a bonus equal to 5% of the quarterly net increase in the CompanyOs net assets payable annually;
     (ii) 10% of the CompanyOs net before tax profit payable annually; and (iii) performance stock options, effective for four years, based upon the Company reaching certain financial criteria. In the latter regard, and when the Company reached $1,000,000, $5,000,000 and $15,000,000 in gross revenues, the Company becomes obligated to issue Mr. Mack 1,000,000 shares at $.10, 2,000,000 shares at $.20 and 3,000,000 shares at $.30, respectively. To date, Mr. Mack has not earned any performance bonuses based on the above financial criteria. The agreement also obligated the Company to purchase a $1,500,000 term life policy on Mr. Mack payable to his named beneficiaries.

  3) Mr. Chi is serving the Company under a three year employment contract ending June 14, 1999. He receives base compensation in the amount of $7,000 per month which is partially be paid in the form of Class A voting common stock of the Company at a 20% discount to the bid price as quoted by NASDAQ. Mr. Chi received an initial employment inducement of 150,000 shares of the CompanyOs common stock at June 14, 1996 paid in the form of Class A voting common stock of the Company at a 20% discount to the bid price as quoted by NASDAQ.

  (4) Mr. Moscariello is serving the Company under a three year employment contract ending May 10, 1999. He receives base compensation in the amount of $3,750 per month which is paid in the form of Class A voting common stock of the Company at a 20% discount to the bid price as quoted by NASDAQ.

  (5) Robert Clauson is serving the Company under a three year employment contract ending May 10, 1999. He receives base compensation in the amount of $5,000 per month which is paid in the form of Class A voting common stock of the Company at a 20% discount to the bid price as quoted by NASDAQ.

     On October 4, 1996, the Company filed with the SEC Report S-8 registering the following ComTec International Common Stock shares: Mr. Perlman, 1,300,000 shares; Mr. Mack, 2,200,000 shares; Mr. Chi,
     184,821 shares; and Mr. Clauson, 333,333 shares and 62,500 to a management consultant.

(h) Report on Repricing of Options/SAROs. No stock options or freestanding SAROs are issued or outstanding. Accordingly, and during the fiscal year ended June 30, 1996, no stock options or freestanding SAROs were repriced.

ITEM  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners:

The information is furnished as of June 30, 1996, as to the number of shares of the CompanyOs common stock, $.001 par value per share owned beneficially or is known by the Company to own beneficially more than 5% of any class of such security who is not also an Officer or Director of the
Company:

      At June 30, 1996 the Company had outstanding 41,299,254 Class A Common Stock, the only class of voting securities outstanding. Each common share entitles the holder to one vote in any matter submitted to shareholders for approval. The common shares vote as a single class.

Name and Address             Amount and Nature            Percentage
of Beneficial Owner         of Beneficial Ownership      of Total Class
Ferrara Food Company, Inc.        4,200,000                 10.2%
120 Tice Lane, Suite C
East Brunswick, NJ 07243

Donald G. Mack                   20,997,004 (1)-(5)         50.8%
10855 E. Bethany Drive
Aurora, CO  80014

  (1)     Includes  124,058 shares as a result of Mr.  MackOs
     equity   ownership   of  shares  in   Keystone   Holding
     Corporation of which Mr. Mack is still an officer, director and a principal shareholder.

  (2) Includes an aggregate of 4,597,439 shares owned by the Mack Family Trust, a Colorado inter vivos trust which is controlled by Arthur R. Mack Jr., Mr. MackOs father not living in the same household as Mr. Mack. Mr. Mack disclaims beneficial ownership of these shares.

  (3) Includes an aggregate of 1,459,504 shares owned by Suzette Mack, the wife of Mr. Mack. Mr. Mack disclaims beneficial ownership of these shares.

  (4) Includes 11,228,971 shares owned by the shareholders of Keystone Holding Corporation of which Mr. Mack is still an officer, director and a principal shareholder. Mr. Mack disclaims beneficial ownership of these shares.

  (5)       Includes   3,587,032   shares   converted    from
     compensation earned and notes payable due Mr. Mack during fiscal year ended June 30, 1996.

(b) Security Ownership of Management:

      The information is furnished as of June 30, 1996 as to the number of shares of the CompanyOs common stock, $.001 par value per share owned by each executive officer and director of the Company and by all executive officers and directors as a group:

                               Amount and Nature
Name and Address                  of Security              Percentage
of Security Owner                  Ownership             of Total Class
Clifford S. Perlman                 3,653,115                 8.8%
2304 Roscomare Road
Los Angeles, CA  90077

Donald G. Mack                      3,711,090                 9.0%
10855 E. Bethany Drive
Aurora, CO  80014

Mitchell B.Chi                        150,000                  .4%
10855 E. Bethany Drive
Aurora, CO  80014

Thomas Moscariello                    629,471                 1.5%
10855 E. Bethany Drive
Aurora, CO  80014

Robert Clauson                        369,821                  .9%
10855 E. Bethany Drive
Aurora, CO  80014

Total officers and directors,
 as a group (5 persons)             8,513,497                20.6%

(c) Changes in Control.

     As of the date of this Report, the Company has not entered into any agreements, the operation of which may at a subsequent date result in a change of control of the Company.

      The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 (a)(b) On February 12, 1996, Mr. Perlman converted all of the CompanyOs cash obligations to him through February 28, 1996 into shares of common stock valued at $.10 per share or 80% of the $.125 bid price on that date. Mr. Perlman received 1,300,000 shares in settlement of the CompanyOs $130,000 obligation to him, and computed as follows: ten months salary at $5,000 per month, $40,000 in prior unpaid obligation and $40,000 worth of stock previously unpaid. This transaction was approved by the CompanyOs Board of Directors on February 12, 1996.

      On June 20, 1996, Mr. Perlman earned 1,666,666 of the CompanyOs Common Stock pursuant to the terms and conditions of his Employment Agreement dated May 10, 1995. This transaction was valued at $.162 per share or 80% of the $.211 bid price on that date.

      On  June 17, 1994, the Company purchased from Mr. Mack,
       the CompanyOs President and CEO a car lot located in Parker, Colorado. The purchase price paid was $392,214. In connection with this transaction, the Company assumed a first mortgage of $352,000, issued 172,720 preferred shares of stated $1 value per share of Key Car Finance (a subsidiary of the Company) to the President of the Company and issued a note payable to the President of the Company in the amount of $148,000.

      Donald  G.  Mack,  the  CompanyOs President  and  Chief
       Executive Officer was a principal stockholder of Keystone Holding Corp., whose assets were purchased by the Company on May 10, 1995. As a result of this transaction, Mr. Mack received .08% of the CompanyOs common stock as of June 30, 1995 and executed two related party - notes payable to him in the amount of:
       1). $81,202 in connection with the purchase of the commercial property in Parker, Colorado and 2). $10,000 in connection with amounts owed him from Key Communications, Inc., a subsidiary of the Company.

      On  February 12, 1996, Mr. Mack converted part  of  the
       CompanyOs cash obligations to him through February 28, 1996 into shares of common stock valued at $.10 per share or 80% of the $.125 bid price on that date. Mr. Mack received 2,200,000 shares in settlement of the CompanyOs $220,000 obligation to him, and computed as follows: $120,600 in salary earned from the Company, a $30,000 management fee from the Company and a partial reduction of the notes payable due him in the amount of $69,300. This transaction was approved by the CompanyOs Board of Directors on February 12, 1996.

      On  July  16,  1996,  Mr.  Mack converted  all  of  the
       CompanyOs cash obligations to him as of June 30, 1996 into shares of common stock valued at $.10 per share or 80% of the $.125 bid price on that date. Mr. Mack received 1,387,030 shares in settlement of the
       CompanyOs  $138,703  obligation  to  him  as  follows:
       $104,000 in salary earned from the Company and final reduction on any remaining notes payable due him in the amount of $34,703. This transaction was approved by the CompanyOs Board of Directors on July 16, 1996.

      The  Company  and  Keystone Holding Corp.  are  related
       through   certain  common  stockholders   and   common
       management.

      Except  for  the foregoing and during the  fiscal  year
       ended June 30, 1996, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Company or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the CompanyOs Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents or subsidiaries was or is a party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.   The following documents are filed  herewith
      or incorporated herein by reference as Exhibits:

      2.0  Acquisition  of Keystone Holding Corp.  dated  May
           10,   1995  (incorporated  by  reference  to   the
           CompanyOs Form 8-K dated May 10, 1995).

      2.1  Definitive  Acquisition Agreement By  and  Between
           Key  Communications  Group,  Inc.  and  Omni-Range
           Communications dated August 5, 1995. (1)

      2.2  Agreement  between the Company and Video Licensing
           Group, Inc. dated January 24, 1996. (1)

      2.3  Acquisition Agreement between the Company and  DCL
           Associates dated April 29, 1996. (1)

      2.4 Letter of Intent between the Company and Telecosm dated May 31, 1996. (1)

      3.1  Articles   of   Incorporation  of   the   Company.
           (incorporated by reference to Exhibit 3.1 to the CompanyOs Form S-1 Registration Statement No. 82-
           88530 dated December 20, 1983).

      3.2 By-laws. (incorporated by reference to Exhibit 3.2 to the CompanyOs Form S-1 Registration Statement
           No. 82-88530 dated December 20, 1983).

      4.0  Certificate  of Designation of Series A  Preferred
           Shares. (1)

      4.1  Certificate  of Designation of Series B  Preferred
           Shares.

      4.2  Certificate  of Designation of Series C  Preferred
           Shares.

      10.01      Form  of  Employment Agreement  between  the
           Company and its officers. (1)

      10.02 Commercial contract to buy and sell real estate between Keystone Holding Corp. and Local
           Service Corporation dated May 5, 1995. Exhibit header reads OInternational Network.O (1)

      10.03      Warranty Deed dated May 30, 1995 from  Local
           Service Corporation to Nattem USA, Inc.. (1)

      10.04       Deed  of  Trust,  security  agreement   and
           financing statement executed by David L. Terry and Celia M. Terry dated September 9, 1986. (1)

      10.05      Promissory Note and Deed of Trust dated  May
           30, 1995 executed by Key Car Finance Company in favor of Local Service Corporation. (1)

      10.06      Agreement of Sale By and Between Nattem USA,
           Inc.  and John Sandy Productions, Inc. dated  July
           26, 1995, together with Exhibits. (1)

      10.07       Option   Agreement  By  and   Between   Key
           Communications   Group,   Inc.   and    Mobile-One
           Communications, Inc. dated July 31, 1995. (1)

      10.08       Agreement   among  the  Company,   Proxhill
           Marketing  Limited and Adex Corp.  dated  December
           15, 1995. (1)

      16   Letters   on   change  in  certifying  accountant.
           (incorporated by reference to the CompanyOs Form 8-
           K dated August 22, 1996 and September 12. 1996).

      21   Subsidiaries of the registrant. (1)

      27   Financial Data Schedule

(b)   The Company did not file any reports on Form 8-K during
the quarter ended June 30, 1996.
_________________

(1) Incorporated by reference to the exhibits filed with the CompanyOs Form 10-KSB for the fiscal year ended June 30, 1995.


SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

COMTEC INTERNATIONAL, INC.

Date: October 29, 1996          By:/s/donald g. mack
                                   Donald G. Mack, President
                                   and Chief Executive Officer

                                By:/s/ kelsey T. Kennedy
                                   Kelsey T. Kennedy, Chief
                                   Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                    Title                   Date

/s/donald g. mack          Director         October 29, 1996
Donald G. Mack

/s/robert clauson          Director         October 29, 1996
Robert Clauson

/s/mitchell b. chi         Director         October 29, 1996
Mitchell B. Chi

/s/clifford perlman
Clifford Perlman           Director         October 29, 1996

/s/ tom moscariello
Tom Moscariello            Director         October 29, 1996



COMTEC INTERNATIONAL, INC.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

                                                                Page

Reports of Independent Certified Public Accountants             F-2

Consolidated Balance Sheet for the years ended June 30, 1995
 and 1996                                                       F-4

Consolidate Statements of Operations for the Period of
 Inception March 15, 1996 to June 30, 1995,
 the Year Ended June 30, 1996 and the Cumulative Amounts from
 Inception March 15, 1994 through June 30, 1996                 F-5

Consolidate Statements of Changes in Stockholder's Equity for
 the Period of Inception March 15, 1994 to June 30, 1996        F-6

Consolidate Statement of Cash Flow for the Period of
 Inception March 15, 1996 to June 30, 1995,
 the Year Ended June 30, 1996 and the Cumulative Amounts from
 Inception March 15, 1994 through June 30, 1996                 F-7

Notes to Financial Statements                                   F-8


                   INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders
Comtec International, Inc.

We have audited the accompanying consolidated balance sheet of Comtec International, Inc. and Subsidiaries (a development stage enterprise) as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the amounts for the year ended June 30, 1996 included in the cumulative period from inception (March 15, 1994) to June 30, 1996. These consolidated financial statements are the responsibility of Comtec International, Inc. and Subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtec International, Inc. and Subsidiaries (a development stage enterprise) at June 30, 1996 and the results of their operations and their cash flows for the year then ended and the amounts for the year ended June 30, 1996 included in the cumulative period from inception (March 15, 1994) to June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, at June 30, 1996, the number of shares of common stock outstanding along with options, shares reserved for the Company's incentive stock option plan, conversion features of the three classes of convertible preferred stock and other subsequent issuances of common stock, exceeded total authorized stock by 11,352,898 shares. Should the holders of the options and preferred stock elect to exercise or convert these items into common stock, the Company may be required to repurchase 11,352,898 shares of common stock in the open market in an amount sufficient to satisfy the options or preferred stock conversion features.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations and has yet to begin its planned principal operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2 of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                 /s/ehrhardt keefe steiner & hottman pc
                                 Ehrhardt Keefe Steiner & Hottman PC


October 11, 1996, except for Note 11
 as to which the date is October 25, 1996
Denver, Colorado

                               F - 2





This report is a copy of a previously issued Causey Demgen & Moore Inc. audit report. Causey Demgen & Moore Inc. resigned as Company auditors on August 14, 1996, has not withdrawn its opinion, but has declined to reissue this report unless it was paid disputed audit fees for the fiscal 1995 audit. The financial statements from inception to June 30, 1995 included in this report are the same as the audited financial statements previously filed in the Form 10-KSB for 1995 fiscal year end. In the opinion of management, no events have occurred that would require any change to the financial statements covered by the report.

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Comtec International, Inc.
(formerly Nattem USA, Inc.)


We have audited the accompanying consolidated balance sheet of Comtec International, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 1994 and June 30, 1995 and the related consolidated statements of operations, stockholders,' equity (deficit), and cash flows for the period from inception to December 31, 1994 and the six months ended June 30, 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtec International, Inc. and Subsidiaries (a development stage enterprise) at December 31, 1994 and June 30, 1995 and the results of their operations and their cash flows for the period from inception to December 31, 1994 and the six months ended June 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Companies will continue as a going concern. As shown in the financial statements, the Companies have incurred substantial losses since inception, and on a combined basis reflect a substantial deficit in working capital, which raises substantial doubt about the ability of the Companies to continue as a going concern. Management's plans in regard to those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
June 14 1996, except for Note 11
 as to which the date is August 6, 1996

                                      /s/ Causey Demgen & Moore Inc.

                                   F - 3



           COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 (a Development Stage Enterprise)

                   Consolidated Balance Sheet
                          June 30, 1996

                               Assets
Current assets
 Cash                                                    $  27,482
 Officer receivable                                         25,446
 Prepaid expenses and other current
  assets                                                     1,610
   Total current assets                                     54,538

Property and equipment, net (Notes 5, 6
 and 7)                                                  2,149,633

Other assets
  Deposits and other                                        97,904
  License rights (Note 5)                                   75,000
                                                           172,904

Total assets                                            $2,377,075

                Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                                       $  206,086
  Accrued payroll - officer (Note 8)                        31,000
 Other accrued expenses                                    258,584
 Short-term notes payable (Note 7)                         236,182
 Current portion of long-term debt (Note                   622,835
   Total current liabilities                             1,354,687

Long-term debt (Note 7)                                    344,584

Interest in preferred stock of subsidiary
(Note 5)                                                   172,720

Commitments and contingencies (Notes 5,
7, 8, 11 and 12)

Stockholders' equity (Notes 4, 5, 8, 9,
11 and 12)
 Series A convertible preferred stock, $1
  stated par and liquidation value;
  1,000,000 shares authorized, 420,000
  shares issued and outstanding; $420,000                  420,000
  liquidation preference
 Series B convertible preferred stock, $5
  stated par and liquidation value;
  1,500,000 shares authorized, no shares
  issued and outstanding; liquidation                           -
  subordinated to Series A liquidation
  value
 Series C convertible preferred stock, $10
  stated par and liquidation value;
  1,500,000 shares authorized, no shares
  issued and outstanding; liquidation
  subordinated to Series A and Series B                         -
  liquidation value
 Common stock, .001 par value; 50,000,000
  shares authorized, 41,299,254 shares
  issued and outstanding                                     41,299
Additional paid-in capital                                6,148,899
 Prepaid media agreements                                (1,300,000)
 Stock held in escrow                                    (1,225,000)
 Deficit accumulated during the
  development stage                                      (3,580,114)
   Total stockholders' equity                               505,084

Total liabilities and stockholders'
 equity                                                  $2,377,075

                              F - 4



           COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 (a Development Stage Enterprise)

              Consolidated Statements of Operations
For the Period from Inception (March 15, 1994) to June 30, 1995, the Year Ended
 June 30, 1996 and Cumulative Amounts from Inception (March 15,
                              1994)
                      through June 30, 1996


                                                               Cumulative
                                                                Amounts
                                           June 30,               from
                                     1996           1995        Inception
Expenses
 General and administrative
  (including $562,383, $1,843,987,
   and $2,406,370 of compensation
   in the form of common stock)    $1,051,064    $2,272,796     $3,323,860
 Management fees - related party
  (Note 8)                             35,000        30,000         65,000
 Interest expense, net                 94,876       163,124        258,000
   Total expenses                   1,180,940     2,465,920      3,646,860

Rental and other income                32,608        54,544         87,152

Net loss                         $ (1,148,332) $ (2,411,376)  $ (3,559,708)

Weighted average common shares
 outstanding                       12,299,000    27,251,358     21,071,219

Net loss per common share        $       (.09) $       (.09)  $       (.17)

                              F - 5



           COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 (a Development Stage Enterprise)

    Consolidated Statement of Changes in Stockholders' Equity
 For the Period from Inception (March 15, 1994) through June 30, 1996


                               Preferred Stock - Series A    Common Stock
                                  Shares        Amount      Shares      Amount
Balance at inception                  -           $    -           -     $     -

Issuance of common stock to
 Keystone upon incorporation of       -                -   5,240,186       5,240
 Key Comm and Key Car (Note 4)

Issuance of common stock to
 Keystone upon purchase of            -                -   5,988,785       5,989
 communication equipment (Note 4)

Special distribution to               -                -          -            -
 shareholder of Key Car (Note 5)

Contributions to capital of           -                -          -            -
 accrued wages to officers (Note
 9)

Forgiveness of amounts owed by
 Key Comm and Key Car to Keystone     -                -          -            -
 for advances made (Note 8)

Warrants exercised (Note 9)           -                -      30,000        30

Shares issued in connection with
 purchase of office building (Note  420,000         420,000  450,876        451
 5)

Shares issued to consultants for      -                 -    500,000        500
 services (Note 9)

Shares issued to consultant to be     -                 -    400,000        400
 returned (Note 9)

Shares issued to Comtec in a          -                 -  2,963,310      2,963
 reverse acquisition (Note 4)

Shares issued to officers for         -                 -    624,766        625
 services (Note 9)

Shares sold in a private              -                 -     40,000         40
 placement (Note 9)

Net loss for the period from          -                 -          -          -
 inception to June 30, 1995

Balance at June 30, 1995          420,000          420,000 16,237,923     16,238

Issuance of common stock at $.25
 per share for prepaid media           -               -    5,200,000      5,200
 agreements (Note 11)

Issuance of common stock at $.25
 per share in conjunction with
 purchasing of majority interest
 in unrelated entity - pending          -              -    4,900,000      4,900
 approval (Note 5)

Contributions to capital of
 accrued wages to officers              -              -            -         -
 (Note 9)

Issuance of common stock for cash
 at a price per share ranging from
 $.11 to $.40 (Note 9)                  -              -    2,638,683     2,639

Issuance of common stock in
 satisfaction of debt at $.125 per
 shares (Note 9)                        -              -    1,230,097     1,230

Issuance of common stock in lieu
 of compensation or in
 satisfaction of accrued salaries
 at a price per share ranging from      -              -    5,710,365     5,710
 $.10 to $.18 (Note 8)

Issuance of common stock for
 services at a price per share
 ranging from $.11 to $.73 (Notes       -              -    5,382,186     5,382
 8 and 9)

Net loss for the year ended June        -              -          -          -
 30, 1996

Balance at June 30, 1996            420,000    $ 420,000   41,299,254    $41,299

                                   F - 6

Continued below



           COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 (a Development Stage Enterprise)

    Consolidated Statement of Changes in Stockholders' Equity
 For the Period from Inception (March 15, 1994) through June 30, 1996

Continued from above

                                  Deficit
                                Accumulated                            Total
                   Additional    During the    Prepaid   Escrowed  Stockholders'
                    Paid-in     Development     Media     Shares       Equity

Balance at
 inception         $       -    $        -     $     -    $     -   $       -

Issuance of common
 stock to Keystone
 upon incorporation of
 Key Comm and Key Car
 (Note 4)              (5,140)           -           -          -         100

Issuance of common
 stock to Keystone    254,011            -           -          -        260,000
 upon purchase of
 communication equipment
 (Note 4)

Special distribution (260,100)     (20,406)          -          -      (280,506)
 to shareholder of
 Key Car (Note 5)

Contributions to      217,000           -            -          -       217,000
 capital of accrued
 wages to officers
 (Note 9)

Forgiveness of amounts
 owed by Key Comm     184,495           -           -           -       184,495
 and Key Car to
 Keystone for advances
 made (Note 8)

Warrants exercised     29,970           -           -           -        30,000
 (Note 9)

Shares issued in
 connection with      337,705           -           -            -      758,156
 purchase of office
 building (Note 5)

Shares issued to      249,500           -           -            -      250,000
 consultants for
 services (Note 9)

Shares issued to        (400)           -           -            -           -
 consultant to be
 returned (Note 9)

Shares issued to    (233,872)           -           -            -     (230,909)
 Comtec in a reverse
 acquisition (Note 4)

Shares issued to     311,758            -           -            -      312,803
 officers for
 services (Note 9)

Shares sold in a       9,960            -           -             -      10,000
 private placement
 (Note 9)

Net loss for the period
 from inception to         -        (1,148,332)     -             -  (1,148,332)
 June 30, 1995

Balance at June 30, 1,094,887       (1,168,738)     -             -     362,387
 1995

Issuance of common
 stock at $.25 per  1,294,800               -    (1,300,000)      -          -
 share for prepaid media
 agreements (Note 11)

Issuance of common
 stock at $.25 per
 share in conjunction 1,220,100             -         -       (1,225,000)     -
 with purchasing of
 majority interest in
 unrelated entity -
 pending approval
 (Note 5)

Contributions to        24,100              -         -              -    24,100
 capital of accrued
 wages to officers
 (Note 9)

Issuance of common
 stock for cash at a   617,086              -          -              -  619,725
 price per share ranging
 from $.11 to $.40 (Note
 9)

Issuance of common
 stock in satisfaction 128,770              -          -              -  130,000
 of debt at $.125 per
 shares (Note 9)

Issuance of common
 stock in lieu of
 compensation or in    618,254              -          -             -   623,964
 satisfaction of accrued
 salaries at a price per
 share ranging from $.10
 to $.18 (Note 8)

Issuance of common
 stock for services  1,150,902              -          -            - 1,156,284
 at a price per share
 ranging from $.11 to
 $.73 (Notes 8 and 9)

Net loss for the year       -     (2,411,376)          -           - (2,411,376)
 ended June 30, 1996

Balance at June 30, $6,148,899   $(3,580,114) $(1,300,000) $(1,225,000) $505,084

                                F - 7




           COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 (a Development Stage Enterprise)

              Consolidated Statement of Cash Flows
For the Period from Inception (March 15, 1994) to June 30, 1995, the Year Ended
 June 30, 1996 and Cumulative Amounts from Inception (March 15,
                              1994)
                      through June 30, 1996

                                                                     Cumulative
                                                  June 30          Amounts from
                                              1995        1996       Inception
Operating activities
 Net loss                                 $(1,148,332) $(2,411,376) $(3,559,708)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation and amortization               29,565       90,139      119,704
   Issuance of stock for services             562,383    1,156,284    1,718,667
   Changes in assets and liabilities
    Receivables                                    -       (25,446)     (25,446)
    Prepaid expenses                            5,000        4,500        9,500
    Accounts payable and accrued expenses     225,482      845,661    1,071,143
                                              822,430    2,071,138    2,893,568
      Net cash used in operating activities  (325,902)    (340,238)    (666,140)

Investing activities
  Purchase of property, plant and
   equipment and trade name                    (2,500)     (70,248)     (72,748)
 Cash received in reverse acquisition          22,170           -        22,170
 Purchase of non-operating assets, net             -       (25,000)     (25,000)
 Other                                         15,902      (95,404)     (79,502)
     Net cash provided by (used in)
      investing activities                     35,572     (190,652)    (155,080)

Financing activities
 Advances from related party                  184,495            -      184,495
 Proceeds from sales of common stock           10,000      619,725      629,725
 Payments on notes payable and related
  party notes                                 (61,646)     (80,291)    (141,937)
 Proceeds from short-term notes payable       151,000            -      151,000
 Payments on long-term notes payable           (1,783)      (2,798)      (4,581)
 Proceeds from exercise of warrants            30,000            -       30,000
     Net cash provided by financing
      activities                              312,066      536,636      848,702

Increase in cash                               21,736        5,746       27,482

Cash, beginning of period                          -        21,736          -

Cash, end of period                          $ 21,736     $ 21,482    $  27,482

Supplemental  disclosures  of   non-cash
investing and financing activities

Purchase of building
 Prepaid interest                            $ 10,000    $     -     $  10,000
 Land                                         424,967          -       424,967
 Building                                   1,456,403          -     1,456,403
 Note payable                                (269,000)         -      (269,000)
 Mortgage payable                            (972,000)         -      (972,000)
 Preferred stock                             (592,720)         -      (592,720)
 Common stock                                (338,156)         -      (338,156)
 Special distribution                         280,506          -       280,506

                                             $     -     $     -    $       -

During the period from inception (March 15, 1994) to June 30, 1995, the Company financed the acquisition of land and building, and of communications equipment from officers of the Company through the issuance of notes payable and issuances of common and preferred stock. Additionally, the Company financed the acquisition of an automobile and computer equipment from related parties through notes payable.

During the year ended June 30, 1996 and the period from inception
(March 15, 1994) to June 30, 1995, the officers of Key Comm relieved the Company from liability for accrued salaries of $24,100 and $217,000 (Note 9).

Additionally, Keystone, an affiliated company, forgave amounts owed by Key Comm and Key Car in the amount of $184,495 (Note 8).

During the year ended June 30, 1996, there were various other noncash transactions involving conversions of debt and other accrued liabilities to common stock (Notes 8 and 9).

Assets   and   liabilities  acquired  from  Comtec   in   reverse
acquisition (Note 4):

                                                              Cumulative
                                         June 30,            Amounts from
                                   1995            1996        Inception
Cash                            $ 22,170        $     -      $    22,170
Note receivable                   35,000              -           35,000
Allowance for doubtful accounts  (16,390)             -          (16,390)
Trade name                         3,500              -            3,500
Accounts payable                 (60,246)             -          (60,246)
Accrued expenses                 (92,443)             -          (92,443)
Notes payable - related parties  (70,000)             -          (70,000)
Short-term notes payable         (52,500)             -          (52,500)
Common stock                     230,909              -          230,909

                               $       -        $     -     $         -

Supplemental disclosure of cash flow
information:

Cash paid for interest         $  42,196        $  33,970   $     76,166

                              F - 7


           COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 (a Development Stage Enterprise)

           Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies

Organization

Comtec International, Inc., (Comtec) was incorporated in New Mexico on July 6, 1983 as Nisus Video, Inc., originally Comtec was formed for the development, manufacture and sales of video and photographic camera systems and related equipment. Comtec is currently seeking opportunities to develop various telecommunications services and products principally in the areas of Specialized Mobile Radio (SMR), satellite teleport uplinks, and traditional long distance voice and data communications.

Key Car Finance Company (Key Car) was incorporated in Colorado on March 15, 1994 for the purpose of owning and renting land and a building in Parker, Colorado to a single tenant. Key Communications Group, Inc. (Key Comm) was incorporated in Colorado on March 30, 1994 for the purpose of entering the communications industry. The Company is considered to be in the development stage. Key Car and Key Comm were both wholly owned subsidiaries of Keystone Holding Corporation, Inc. (Keystone) until May 10, 1995, at which time both entities were sold to Comtec in a stock for stock exchange (Note 3).

During  1995,  Comtec established a wholly owned subsidiary,  CTI
Real  Estate  (CTI) to hold the Key Car property and its  current
office   building  (Note  5).   The  land  and   buildings   were
transferred to CTI during fiscal 1996.

These consolidated financial statements have been prepared on a combined basis for the period from inception to May 10, 1995 since Key Comm and Key Car were wholly owned subsidiaries of Keystone. The financial statements for the period from May 10, 1995 to June 30, 1996 have been prepared on a consolidated basis and include the accounts of the Key Comm, Key Car, and CTI and the  accounts  of  Comtec from May 10,  1995,  the  date  of  the acquisition  (the Company).  The Company also owns  100%  of  the
stock   of   Data  Voice  &  Wireless,  Inc.  (DV&W)  a  Colorado
corporation formed on March 15, 1994. DV&W has had no activity since inception. All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements.

The period from inception (March 15, 1994) to June 30, 1995, includes the activity of the Company from March 15, 1994 to June 30, 1995 as the activity from March 15, 1995 (inception) to June 30, 1994 is immaterial to the consolidated financial statements taken as a whole.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property  and  equipment  are stated at  cost.   Depreciation  is
provided   using  the  straight-line  method  over  the   assets'
estimated useful lives as follows:

                              Years

Building                      30
Communications equipment      10
Automobile                    5
Computer equipment            5

License Rights

Rights  to  develop SMR licenses are recorded at  cost.   To  the
extent the licenses are developed, they are amortized over  their
five  year  life.   If the licenses are not developed,  they  are
expensed at the time the rights expire.

Loss Per Common Share

Loss per common share is based on the weighted average number  of
common  shares  outstanding  during each  period.   Common  stock
equivalents are not considered as their effect is antidilutive.

Income Taxes

The Company calculates and records the amount of taxes payable or refundable currently or in future years for temporary differences between the financial statement basis and income tax basis based on the current enacted tax laws.

Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from net operating loss carryforwards.

Reclassifications

Certain  reclassifications have been made to the  1995  financial
statements   to   conform   to  the  1996   financial   statement
presentation.

Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of is effective for fiscal years beginning after December 15, 1995. This Statement establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation is effective for transactions entered into after December 15, 1995. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock purchase plans, stock options, restricted stock and stock appreciation rights.

Subject  to the contingent finders fee option discussed  at  Note
11, management believes the adoption of these standards will not have a material impact on the consolidated financial statements.


Note 2 - Continued Operations and Realization of Assets

The Company is in the development stage of operations and has not yet commenced its planned principal operations. Accordingly, the Company has lost approximately $3,600,000 since it undertook its operations. Such losses have resulted in a working capital deficiency of $1,300,149 and $856,182 of the Company's debt in default (Note 7). To date, the Company's activities have consisted primarily of raising capital through private placements, seeking business opportunities and more recently acquiring licensing rights and operating SMR frequency companies.

Management's current plans consist of acquiring additional license rights and operating companies in order to develop the licenses. Additionally, the Company is planning to raise additional equity capital through private placements to fund the acquisitions and development of licenses. There can be no assurance that the Company will be successful in obtaining additional licenses or existing operating companies or in raising additional capital.

The   consolidated  financial  statements  do  not  include   any
adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 3 - Bankruptcy and Subsequent Reorganization

A petition was filed November 14, 1985 placing Comtec in Chapter 11 Bankruptcy. On December 11, 1986 this petition was converted to a Chapter 7 Bankruptcy which was converted to Chapter 11 on July 27, 1989. On April 10, 1992, the Company emerged from bankruptcy as a reorganized entity.

The Company has accounted for its Chapter 11 reorganization as a quasi-reorganization and as such made the following adjustments to its accounts:

  The   net   result  of  settling  the  pre-petition   unsecured
  creditors' claims of $631,734 for $2,500 was credited to accumulated deficit and the accumulated deficit of the Company was eliminated by a charge to common stock at April 10, 1992.


Note 4 - Acquisition Agreement

On May 10, 1995, Keystone exchanged all of the common stock of both Key Car and Key Comm to Comtec for 11,228,971 shares of Comtec's common stock. Comtec and Keystone are related through certain common stockholders and common management. The acquisition has been accounted for as the acquisition by Key Comm and Key Car of Comtec for 2,963,310 shares of common stock with all assets recorded at historical cost and, therefore, the consolidated financial statements include the accounts of Key Comm and Key Car for all periods presented and the accounts of Comtec from May 10, 1995, the effective date of the acquisition for accounting purposes. All number of shares and per share disclosures prior to May 10, 1995 have been restated to reflect the share exchange rate inherentit in the reverse acquisition.


Note 5 - Purchase of Assets

On May 30, 1995, the Company purchased an office building from an unrelated company. The purchase price of $1,499,156 consisted the issuance of a note payable to the seller of $121,000, the issuance of 420,000 shares of $1 per share stated value Series A Convertible Preferred Stock, the issuance of 400,001 shares of common stock valued at $300,000 ($.90 per share) to the seller, the issuance of 50,875 shares of common stock to the real estate broker for a commission of $38,156 ($.75 per share) and is subject to an approximately $620,000 mortgage payable with interest at 10.5%.

On June 17, 1994, Key Car purchased from its president, land and a building for $672,720. The consideration to be paid consisted of the assumption of a first mortgage of $352,000 to an unrelated individual, the issuance of 172,720 shares of $1 stated valued per share value preferred stock of Key Car and a note payable to Key Car's president for $148,000 bearing interest at 16.5% with the final payment due April 30, 1995 (Note 7). The preferred stock is convertible into common stock of Key Car at the rate of one share of common stock for each share of preferred stock. If such preferred stock were converted to common stock, Key Car's president would own approximately 95% of Key Car. This is reflected as interest in the preferred stock of subsidiary in the accompanying financial statements. Subsequent to year-end, Key Car's president agreed to exchange his Key Car preferred stock for 345,440 shares of common stock of Comtec valued at $.50 per share. Key Car's president had entered into an agreement to purchase the property on March 10, 1994 for $392,214 from an unrelated individual. Therefore, for financial statement purposes, this land and building is recorded at the president's historical cost basis of $392,214 and the additional price paid by Key Car of $280,506 was recorded as a special distribution.

On November 23 ,1994, Key Comm purchased communication equipment from Keystone for 5,988,785 shares of Key Comm common stock (valued at $260,000) and the assumption of a $40,000 note payable. The asset has been recorded at Keystone's cost basis in the asset of $300,000.

In August 1995, the Company acquired 185 unconstructed and non-operational rights to manage and operate SMR frequency channels for $25,000 cash and a $50,000 note payable (Note 7).

On July 31, 1995, Key Comm entered into an option agreement with Mobile-One Communications, Inc. (Mobile-One) to acquire certain SMR systems. Key Comm paid $50,000 for a two-month option and was scheduled to pay an additional $125,000 by September 30, 1995 to extend the option for an additional two months. This payment was not made and the option was allowed to lapse. During the year ended June 30, 1996, the $50,000 option fee was expensed.

On January 24, 1996, the Company entered into a letter-of-intent to acquire 61% of the outstanding common stock of Network Teleports, Inc. in exchange for 4,900,000 shares of the Company's common stock (including finders' fees). The shares are currently being held in escrow pending the outcome of an audit of the financial statements of Network Teleports, Inc. and FCC approval of the transaction. Due to the complexities related to FCC approval, the ultimate acquisition is not deemed probable at this time. Accordingly, pro forma information is not presented.

On July 26, 1995, the Company entered into a definite agreement to acquire 100% of the outstanding stock of a television and film production company in exchange for 5166,667 shares of the Company's common stock valued at $50,000 ($.09 per share), $20,000 in cash and notes payable of $80,000. On October 11, 1996, the transaction was terminated. The Company anticipates it will receive the issued stock back and is currently negotiating additional terms of the termination. The transaction has been revised in the June 30, 1996 consolidated financial statements as a reduction to common stock outstanding for the shares to be returned. If such stock is not ultimately returned, it will be charged to expense.


Note 6 - Property and Equipment

Property and equipment consists of the following at June 30, 1996:

    Land                                 $  424,967
    Buildings and improvements            1,515,111
    Communications equipment                300,000
    Automobile                                5,150
    Computer equipment                       17,364
                                          2,262,592
    Less accumulated depreciation          (112,959)

                                         $2,149,633

Note 7 - Notes Payable and Long-Term Debt

Notes payable consisted of the following at June 30, 1996:

Related Party Notes Payable

10%  notes  payable, due to former officers,  principal
and  interest  due  December 2, 1995,  unsecured.   The     $  25,835
notes are in default (Note 11).

18%  notes  payable to an entity related  to  a  former
officer/director  personally  guaranteed  by  a  former
officer  of  the Company.  Principal and  interest  due
June 1, 1994.  The note is in default (Note 11)               40,000

                                                            $ 65,835

Short-Term Notes Payables

10%  note  payable - individual, principal and interest
due  March 7, 1995.  The note is in default.   Interest
accrues at 21% on principal and interest in default an      $ 35,000
is unsecured.

12%  note  payable - unrelated company,  principal  and
interest  due October 6, 1995.  The note is in  default
and  is  secured  by a second deed  of  trust  on  real
property   with  a  net  book  value  of  approximately      50,000
$1,448,000 (Note 5).

9%  notes  payable  to an unrelated company,  principal
payments  of $50,000 and $71,000 due July 30, 1995  and
September  30,  1995, respectively.   Interest  due  on
September  30, 1995.  Interest accrued at  15%  on  any
balance  past  maturity, secured by a  second  deed  of
trust  on  the  Key  Car  land  and  building  and   an      85,347
assignment of rents.  The note is in default (Note 11).

Long-Term Debt                                             $170,347

10.5%   mortgage  payable,  payable  $6,487  per  month
including  interest with a balloon payment due  October
1, 1996, secured by an office building.  The note is in    $620,000
default (Note 11).

9%  mortgage  payable, principal and interest  payments
payable  at the rate of $2,832 monthly, balloon payment
due August 1, 2004, secured by land and building.
                                                            347,419

                                                            967,419
Less current portion
                                                           (622,835)

                                                         $  344,584

Maturities of long-term debt are as follows:

    June 30,
     1997                                  $ 622,835
     1998                                      2,965
     1999                                      3,243
     2000                                      3,547
     Thereafter                              334,829

                                           $ 967,419


Note 8 - Related Party Transactions

On April 30, 1994, Key Car entered into a three-year management agreement with an officer of the Company to provide services with regards to managing the land and building owned by Key Car at the rate of $2,500 per month. During the period from inception to June 30, 1995, and the year ended June 30, 1996, Key Car expensed $35,000 and $30,000 under this agreement, respectively. At June 30, 1996, no amounts were owed under this agreement.

During the period from inception to June 30, 1995, Key Car and Key Comm were advanced a total of $184,495 from Keystone. During April 1995, Keystone forgave the entire balance owed by Key Car and Key Comm prior to Comtec's acquisition which is included as a capital contribution in the accompanying consolidated financial statements.

Effective June 1, 1994, the Company entered into a three-year employment contract with Clifford S. Perlman to manage and direct the operations of the Company, and to serve as the Company's Chairman of the Board of Directors, Chief Executive Officer and President, at an annual base salary of $120,000. At May 10, 1995, the Company and Mr. Perlman restructured the agreement for the remaining two years. Mr. Perlman will serve as the chairman at the Board of Directors and receive an annual based salary at $60,000. Mr. Perlman will be entitled to 5% of the outstanding common stock of the Company on June 20 for each year of the employment contract.

Effective June 1, 1994, the Company entered into a one-year consulting agreement with Steven B. Knudson to provide legal, financial and management consulting services, at $75 per hour, chargeable against a $3,000 per month retainer. Mr. Knudson will also be entitled to receive 3.5% of the outstanding common stock on a full diluted basis at all times for prior services performed. In May 1995, Mr. Knudson resigned his position and the contract was terminated.

Under the terms of the two aforementioned agreements, in addition to the cash portion of the agreements the Company has agreed to issue 624,766 and 1,666,368 shares of the Company's common stock recorded as compensation expense of $312,383 and $281,949 during the period from inception to June 30, 1995 and the year ended June 30, 1996, respectively. In June 1995, the 624,766 shares were issued. The 1,666,368 shares due at June 30, 1996 will be issued subsequent to June 30, 1996. Additional shares can be issued under the anti-dilution provisions of the agreement with Mr. Perlman. As of June 30, 1996, $31,000 of accrued salaries remain unpaid to Mr. Perlman under the agreement.

In October 1994, Key Comm also entered into a five-year employment agreement with its president which is renewable for an additional five-year period upon acceptance by Key Comm's president. In December 1995, the Comtec entered into a three yearCompany restructured its employment agreement with the president. The new employment three year agreements along with a three year management agreement allows for a $240,000$120,000 base salary plus $30,000 management fee (to be adjusted by the
Board of Directors) payable in cash or at the option of the employee, in common stock at a price equal to 80% of the quoted bid price on the date of the conversion. Additionally, the agreement allows for certain cash and option bonuses based on the performance and growth of the Company. No material bonuses have been earned under the contract through June 30, 1996.

Throughout fiscal 1996 and subsequent thereto, the Company has also entered into four, three year employment agreements with key employees with base salaries ranging from $44,400 to $84,000. All are payable in cash or common stock and certain agreements contain bonus provisions similar to the president's agreement mentioned above. No material bonuses have been earned under the contracts through June 30, 1996. One key employee received a signing bonus of 150,000 shares of common stock which were issued and outstanding at June 30, 1996 resulting in an expense of $27,000.

In  connection with the employment agreements, the Company issued
5,710,365 shares of common stock to the offices and employees in satisfaction of accrued salaries valued at $623,964.


Note 9 - Stockholders' Equity

Authorized Shares of Common Stock

On August 10, 1995, the stockholders of the Company approved an increase in the authorized shares of stock of the Company to 50,000,000 shares with a par value of $.001 per share and 5,000,000 shares of preferred stock with a par value of $.001 per share. All equity transactions have been restated to reflect the par value of the common stock in the accompanying consolidated financial statements.

Stock Option Plan

Effective September 17, 1993, the Board of Directors adopted an incentive stock option plan (the Plan), which was subsequently approved by the Company's stockholders at the special Meeting of Stockholders held on December 31, 1993. The Plan provides for the grant to the Company's employees, officers and/or directors of stock options that qualify as incentive stock options under
Section 422A of the Internal Revenue Code of 1986, as amended. The Plan provides for the grant of stock options to purchase up to an aggregate of 3,000,000 shares of common stock, as amended. Options may be granted for terms of up to three years options are to be granted at exercise prices at least equal to the fair market value of the Company's common stock at the date of grant (110% of the fair market value in the case of options granted to greater than 10% shareholders) options are subject to early forfeiture upon termination of employment or other relationship with the Company. The Plan terminates on September 16, 1998.

During September through November 1993, the company issued options to certain officers and/or directors to purchase a total of 500,000 shares of common stock exercisable at prices ranging from $375 to $1.6875 per share. During June 1994, in conjunction with the change in officers and directors, options representing 310,000 of such shares were forfeited. The Board of Directors of the Company has elected to extend the exercise date of the remaining options representing 190,000 of such shares, exercisable at $1.375 per share, through May 10, 1995, at which time the options expired. No other options have been granted under the Plan.

Sales of Common Stock

During  the  period from inception to June 30, 1995 and  for  the year  ended June 30, 1996, the Company sold 40,000 and  2,638,683 shares of common stock for cash at prices ranging from $.11 to $.40 per share.

Common Stock Issued for Services

During the period from inception to June 30, 1995, the Company issued 500,000 shares of its common stock valued at $280,000 (an average of $.56 per share) in exchange for services performed. In addition, the Company issued 400,000 shares of common stock to a company which was to perform certain services on behalf of the Company. The services were not performed to the Company's satisfaction and has asked for the return of the shares. The consultant company has returned these shares.

During the year ended June 30, 1996, the Company issued 3,715,818 shares of common stock, to unrelated third parties for services.
The issuances were valued at prices ranging from $.11 to $.73 per share.

Capital Contributions

During the period from inception to June 30, 1995 and the year ended June 30, 1996, certain officers of the Company forgave $217,000 and $24,100, respectively, of accrued salaries which are recorded as capital contributions in the accompanying consolidated financial statements.

Common Stock Issued for Debt

During the year ended June 30, 1996, the Company issued 1,230,097 shares of common stock in satisfaction of $130,000 of notes payable, 700,000 shares of which were issued to an officer of the Company for $70,000 of notes payable.

Exercise of Warrants

In connection with the bankruptcy reorganization, the Company issued 860,999 of each "A", "B", and "C" warrants to certain holders of the Company's common stock. The "A", "B", and "C" warrants were exercisable at $.40, $1.00, and $2,00 per share until April 12, 1993, April 10, 1994, (subsequently extended until June 30, 1995) and April 10, 1995, respectively.


On April 12, 1993, the remaining 129,578 "A" warrants expired. During the period from May 10, 1995 to June 30, 1995, 30,000 "B" warrants were exercised providing $30,000, to the Company. As of June 30, 1995, the remaining 545,558 "B" warrants and 860,999 "C" warrants had expired.

Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is non-voting, has an issue price and a liquidation preference of $1 per share and is convertible into common shares of the Company at the closing bid price of the Company's common stock on the date notice of conversion is received; provided, however, that no conversion may be made unless and until the closing bid price shall have reached $10 per share for more than 20 consecutive trading days prior to the date of conversion. The Company has the option to redeem the Series A Preferred Stock at $1.00 per share. At June 30, 1996, 420,000 shares of Series A Preferred Stock were issued and outstanding related to the acquisition of the office building described in Note 5.

The Board of Directors has designated 1,500,000 shares of preferred stock as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is non-voting, has an issue price and liquidation preference of $5 per share, subordinate to the $1 liquidation preference of the Series A Convertible Preferred Stock, and is convertible into one share of common stock shares of the Company at the closing bid price of the
Company's common stock on the date notice of conversion is received, provided, however, that no conversion may be made unless and until the closing bid price shall have reached $7.50 per share for more than 20 consecutive trading days prior to the date of conversion. The holders are due a cumulative annual dividend equal to 10% of the issue price of the Series B convertible Preferred Stock, as calculated on June 30 of each year. The Company has the option to redeem the Series B Convertible Preferred Stock at $5 per share. At June 30, 1996, no Series B Convertible Preferred Stock was outstanding.

The Board of Directors has designated 1,500,000 shares of preferred stock as Series C Redeemable Convertible Preferred Stock. The Series C Redeemable Convertible Preferred Stock is non-voting, has an issue price and liquidation preference of $10 per share, subordinate to the $1 and $5 liquidation preferences of the Series A convertible Preferred Stock and the Series B Convertible Preferred Stock , respectively, and is convertible into common share of the Company at the closing bid price of the Company's common stock on the date of their notice of conversion. The Company has the option to redeem the Series C Redeemable Convertible Preferred Stock at $10 per share. Subsequent to June 30, 1996, the Company issued 180,000 39,767 shares of Series C Redeemable Convertible Preferred Stock in connection with the acquisition of DCL (Note 12).


Note 10 - Income Taxes

As of June 30, 1996, total deferred tax assets, liabilities and valuation allowance are as follows:

    Deferred tax assets resulting from net
     operating loss carryforwards          $1,248,000
     Valuation allowance                   (1,248,000)

                                           $       -

Certain of the Company's net operating losses are subject to annual limitations on the amount that may be deducted. At June
30, 1996, the Company had net operating loss carryforwards of approximately $3,670,000 which, will expire through 2011.


Note 11 - Commitments and Contingencies

Employment Agreements

In October 1994, Key Comm entered into two three-year employment agreements with two former officers which contain self-renewing terms, subject to the option of the Company to terminate the self-
renewing  provision  near the end of each term.   The  agreements
provide severance benefits under certain conditions, of either one times annual salary payable upon termination of employment or the annual salary payable upon termination of employment or the remainder due under the agreement. The aggregate estimated contingency under these agreements at June 30, 1995 is $260,000. The agreements also contain a non-compete clause which requires the former officer employee to pay Key Comm liquidated damages of $75,000 each if the clause is violated. During December 1995,
these  two  officers  employees  were  terminated  by  Key   Comm
allegedly  for  cause.   As of June 30, 1996,  these  two  former
officers employees were owed $25,835 for notes payable and $62,450 for accrued wages which are accrued in the accompanying consolidated financial statements.

In September 1996, the former employees filed suite for non-payment on the notes and for accrued wages with a response from the Company is an answer due November 5, 1996.

Lease Agreement as Lessor

On December 1, 1994, Key Car entered into a two-year lease with an unrelated individual, leasing the land and building as a used car lot. The tenant was granted an option to purchase the land and building for $500,000 through November 30, 1996 subject to the payment of certain minimum option payments which would be applied against the purchase price. As of June 30, 1996, $20,000 was received as an option payment. Minimum future rentals due Key Car under the lease for June 30, 1997 is $19,311.

Property held for lease:

     Land and building                     $   392,214
     Less accumulated depreciation             (15,875)

                                           $   376,339

Advertising Agreement

On December 13, 1995, the Company entered into a three-year Media Purchase Agreement with a privately held company. The Company issued 5,200,000 shares of common stock valued at $1,300,000 ($.25 per share) for a partially prepaid purchase order for $1,950,000 worth of media advertising. As the Company purchases advertising, it must pay one-third of the price in cash and the remaining two-thirds is paid for by the privately held company. In addition, the Company has granted an option to purchase 1,000,000 shares of the Company's common stock at $.25 per share exercisable for five years. The $1,300,000 value of the common stock issued for future services is included as a reduction to stockholders' equity at June 30, 1996.

Consulting Agreement

During fiscal 1996, the Company entered into a six month agreement with an unrelated company to raise equity for the Company or identify certain acquisition candidates. Under the terms of the agreement, the company is to receive 1,000,000 shares of the Company's common stock and a five year option to acquire 5,000,000 shares of common stock with the following terms:

     1,000,000 shares at $1.50 when the Company's stock trades for $3.00 for 20 consecutive days

     2,000,000 shares at $2.00 when the Company's stock trades for $3.50 for 20 consecutive days

     2,000,000 shares at $2.50 when the Company's stock trades for $4.00 for 20 consecutive days

Additionally, the company could receive common stock based on terms related to equity financing it arranges. During the term of the consulting agreement, the company identified Network Teleports, Inc. as a potential acquisition candidate (Note 5) and as a result, the Company has escrowed 1,000,000 shares for the finders fee contingent on the completion of the acquisition. Upon completion, the company will receive the above mentioned option to acquire 5,000,000 shares of common stock. No additional compensation was earned by the company under the contract before its expiration.

Stock Valuation Guarantees

The Company issued value guarantees to two purchasers of common stock to issue shares equal to the difference between the cash price per share at the date of acquisition and $.20 per share. The Company has not issued the shares as the individuals are currently in litigation with the Company as discussed below. The maximum shares the Company would have to issue is 566,667 shares.

Litigation

In December 1995, several noteholders filed a complaint for involuntary dissolution and for appointment of a receiver of Comtec. On January 4, 1996, one of the plaintiffs was in fact appointed as receiver of Comtec, however, that order was vacated by the court on January 12, 1996. The Company has filed a counter claim against the plaintiff in the original case. No determination can be made at this time as to the potential range of settlement or the likelihood of a favorable outcome to Comtec. The case is scheduled for jury trial in September 1997.

Additionally, the plaintiff has also filed for foreclosure of its deed of trust on the Company's commercial property located in Parker Park, Colorado, based on the Company's failure to pay monthly payments to the plaintiff. The property secured the Company's obligations on the Company's main office building, which was purchased from the plaintiff on March 30, 1995 (Note
5). Foreclosure is scheduled for November 4, 1996. The Company is attempting to cure the default which is estimated to be approximately $104,000 to stop the foreclosure action.

Comtec filed an action to evict a builder, who was occupying space in the building owned by Comtec, for nonpayment of rent. The builder was also the contractor for tenant finish work performed to the building owned by Comtec. The builder counter-sued Comtec for amounts allegedly owed for tenant finish on the property. Management believes that it is remote that the builder would be awarded any material amount in this litigation. The case is scheduled for trial on October 20, 1997.

A suit was filed on September 30, 1996 alleging that the Company breached the terms of a consulting agreement. The Company is to respond by November 5, 1996.

A suite was filed on September 30, 1996 alleging nonpayment of a promissory note in the principal amount of $35,000 plus interest which is included in the accompanying consolidated financial statements. The Company is to respond by November 5, 1996.


Share Repurchase

At   June  30,  1996,  the  number  of  shares  of  common  stock outstanding along with the following:

     Shares issued subsequent to June 30, 1996
     The Series A Convertible Ppreferred Sstock conversion features
     The options outstanding on the media contract and the finders fee
     The conversion of the Key Car preferred stock to Comtec common stock
     The contingent shares under the value guarantees
     The return of the shares issued in conjunction with the terminated acquisition
     Conversion of Key Car preferred stock to common stock Shares to be issued in subsequent acquisition of DCL Shares reserved for the Company's incentive stock option plan

Exceed the total authorized common stock by 11,352,8984,226,024 shares. Should the above transactions occur, the Company would be required to repurchase 11,352,8984,226,024 shares in the open market. The average bid/ask price per share as of October 11, 1996 is $.85 per share resulting in a contingent liability of approximately $9,649,963 as of June 30, 1996.

On March 29, 1996, the Board of Directors approved a common stock reverse split in an amount to be determined by the Board. Additionally, On October 25, 1996, the Board of Directors approved an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000. The stockholders of the Company have not approved these transactions with a proxy statement expected to be sent in the second quarter of fiscal 1997.


Note 12 - Subsequent Events

License Acquisition

On April 29, 1996, Comtec executed an acquisition agreement with DCL Associates, Inc. (DCL) to purchase options to approximately 2,4502,435 SMR licenses currently under management agreements with DCL for approximately$500,000 $150,000 cash, $700,000 $1,400,000 of common stock and 180,000 39,767 shares of Series C rRedeemable cConvertible pPreferred sStock (Series C) stated value of $1,800,000 approximately $400,000. The Series C have mandatory redemptions in one-third increments at closing, and every six months after until fully redeemed. On August 6, 1996, the Company released from escrow $149,127, which amount represents the cash portion of the agreement which is due at closing and has subsequently issued 2,800,000 shares of common stock in satisfaction of $700,000 of the common stock portion and all 39,767 shares of Series C Redeemable Convertible Preferred Stock . The Company is proceeding with the issuance of the Company's common stock and preferred stock as the remaining closing obligation to finalize this acquisition. Subsequent to August 6, 1996, approximately 1,05500 of the licenses expired.

Private Placement Offering

In September, the Company entered into a best efforts agreement with an underwriter to sell 1,000,000 units, each unit consisting of one share of Series B convertible preferred stock and one common stock warrant, for $5.00 per unit in a private placement offering. Each warrant will entitle the holder to purchase one share of the Company's common stock at $3.00 per share for a period of two years. Sixty days after the offering, the Company can redeem the warrants at $.001 per warrant with 30 days written notice. There is no assurance the Company will be successful in completing the private placement.