Form 10KSB/A
period 1996-06-30
COMTEC INTERNATIONAL INC
filed 1996-11-04
CIK 729443

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                          FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrantOs knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
         KSB or any amendment to this Form 10-KSB: [  ]

  The aggregate market value of the 11,265,022 shares of voting stock held by non-affiliates of the issuer was approximately $2,253,004. The aggregate market value was based upon the mean between the closing bid
and asked price for the common shares as reported in the Over-The-
           Counter Bulletin Board as of June 28, 1996.

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

           DOCUMENTS INCORPORATED BY REFERENCE:  None







ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

This Form 10-KSB/A is filed to incorporate all Exhibits not included with the initial filing.


(a)Exhibits. The following documents are filed herewith or inc orporated herein by reference as Exhibits:

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

10.05      Promissory Note and Deed of Trust dated May  30,  1995
executed  by  Key Car Finance Company in favor of  Local  Service
Corporation. (1)

10.06      Agreement of Sale By and Between Nattem USA, Inc.  and
John  Sandy Productions, Inc. dated July 26, 1995, together  with
Exhibits. (1)

10.07      Option  Agreement  By and Between  Key  Communications
Group,  Inc. and Mobile-One Communications, Inc. dated  July  31,
1995. (1)

10.08 Agreement among the Company, Proxhill Marketing Limited and Adex Corp. dated December 15, 1995. (1)

16   Letters on change in certifying accountant. (incorporated by reference  to  the CompanyOs Form 8-K dated August 22,  1996  and
September 12. 1996).

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

COMTEC INTERNATIONAL, INC.

Date:   October 29, 1996          By:  /s/ donald g. mack
                                   Donald G. Mack, President  and
                                   Chief Executive Officer

                                  By: /s/ kelsey T. Kennedy
                                    Kelsey   T.  Kennedy,   Chief
                                    Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature               Title                       Date


/s/ donald g. mack      Director            October 29, 1996
Donald G. Mack

/s/ robert clauson      Director            October 29, 1996
Robert Clauson

/s/ mitchell b. chi     Director            October 29, 1996
Mitchell B. Chi

Clifford Perlman        Director            October 29, 1996

Tom Moscariello         Director            October 29, 1996