Form 10QSB
period 1996-09-30
COMTEC INTERNATIONAL INC
filed 1996-11-14
CIK 729443

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934
            For the Quarter ended September 30, 1996
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

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

                         Yes  __   No X

Indicate the number of shares outstanding of each of the issuerOs classes of common equity, as of the close of the period covered by this report:

  47,413,874XX,XXX,XXX Shares of Common Stock ($.001 par value)

TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 1996

ComTec International, Inc.

PART I

  Item 1.                                      Financial Statements   1
  Item 2. ManagementOs Discussion and Analysis or Plan of Operation   1

PART II

  Item 1.                                         Legal Proceedings   5
  Item 2.                                      Change in Securities   6
  Item 3.                           Defaults Upon Senior Securities   6
  Item 4.       Submission of Matters to a vote of Security Holders   6
  Item 5.                                         Other Information   6
  Item 6.                          Exhibit  and Reports on Form 8-K   8

SIGNATURE PAGE                                                    9

INDEX TO THE FINANCIAL STATEMENTS                                10

PART I

ITEM 1.   FINANCIAL STATEMENTS
                      Comtec International
                   Consolidated Balance Sheet

                                            June 30,     September 30,
                                              1996           1996
                                                  (Unaudited)
Assets
Current assets
 Cash                                     $   27,482         $ 97,319
 Officer receivable                           25,446           79,435
 Prepaid expenses
  and other current assets                     1,610            6,850
      Total current assets                    54,538          183,604

Property and equipment, net                2,149,633        2,159,797

Other assets
 Deposits and other                           97,904          102,544
 License rights                               75,000        1,597,000
                                             172,904        1,699,544

Total assets                             $ 2,377,075       $4,042,945

Current liabilities
 Accounts payable                        $   206,086       $  257,527
 Accrued payroll - officer                    31,000           46,000
 Other accrued expenses                      258,584          168,496
 Short-term notes payable                    236,182          668,632
 Current portion of long-term debt           622,835          620,000
     Total current liabilities             1,354,687        1,760,655

Long-term debt                               344,584          347,419

Interest in preferred stock of
 subsidiary                                  172,720          172,720

Series  C  convertible  preferred
 stock,  $10  stated  par   and
 liquidation value; 1,500,000 shares
 authorized, 39,700 and  0  as of
 September  30,  1996 and June 30, 1996,
 respectively,  shares issued  and
 outstanding; $397,000 liquidation value
 subordinated to Series A and Series B
 liquidation value                                -           397,000

Commitments and contingencies

Stockholders' equity
Series   A  convertible  preferred
 stock,  $1  stated  par   and
 liquidation  value; 1,000,000 shares
 authorized,  420,000  shares issued and
 outstanding; $420,000 liquidation preference  420,000        420,000
Series   B  convertible  preferred
 stock,  $5  stated  par   and liquidation
 value; 1,500,000 shares authorized, no
 shares  issued and outstanding; liquidation
 subordinated to Series A liquidation value        -               -
Common  stock,  $.001  par value; 50,000,000
  shares  authorized, 47,413,875  and
  41,299,254 shares issued and outstanding
  as  of September 30, 1996 and June 30,
 1996, respectively                             41,299         47,414
Additional paid-in capital                   6,148,899      7,265,113
Prepaid media agreements                    (1,300,000)    (1,300,000)
Stock held in escrow                        (1,225,000)    (1,225,000)
 Deficit accumulated during the
  development stage                         (3,580,114)    (3,842,376)
    Total stockholders' equity                 505,084      1,365,151

Total liabilities and stockholders'
 equity                                   $  2,377,075    $ 4,042,945

           COMTEC INTERNATIONAL INC. AND SUBSIDIARIES
                (a Development Stage Enterprise)

              Consolidated Statements of Operations

                                                              Cumulative
                              For the Three Months Ended        Amounts
                                     September 30,               from
                                  1995           1996         Inception
                             (Unaudited)    (Unaudited)      (Unaudited)
Expenses
 General and Administrative   $  980,961    $  316,485       $ 3,640,345
 Management fees - related
  party                               -         15,328            80,328
 Interest expense, net                -             -            258,000
    Total expenses               980,961       331,813         3,978,673

Rental and other income           50,957        69,551           156,703

Net loss                      $ (930,004)   $ (262,262)     $ (3,821,970)

Weighted average common
 shares outstanding           17,426,193    46,763,127        21,656,634

Net loss per common share     $     (.05)   $     (.01)     $       (.18)

             COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows

                                                                  Cumulative
                                For the Three Months Ended          Amounts
                                       September 30,                 from
                                  1995               1996         Inception
                              (Unaudited)        (Unaudited)     (Unaudited)
Operating activities
 Net loss                      $ (89,226)      $  (262,262)     $ (3,821,970)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities
   Depreciation and
    amortization                   2,895            22,534           142,238
  Issuance of stock for
   services                           -                 -          1,718,667
  Changes in assets and
   liabilities
    Receivables                       -            (53,989)          (79,435)
    Prepaid expenses                  -             (5,240)            4,260
    Accounts payable and
     accrued expenses             70,960           (23,647)        1,047,496
                                  73,855           (60,342)        2,833,226
      Net cash used in
       operating activities      (15,371)         (322,604)         (988,744)

Investing activities
 Purchase of property,
  plant and equipment
  and trade name                      -            (32,698)         (105,446)
 Cash received in reverse
  acquisition                         -                  -            22,170
 Purchase of non-operating
  assets, net                         -            (75,000)         (100,000)
 Other                                -             (4,640)          (84,142)
      Net cash provided by
       (used in) investing
       activities                     -           (112,338)         (267,418)

Financing activities
 Advances from related
  party                            30,033               -            184,495
 Proceeds from sales of
  common stock                        -            422,329         1,052,054
 Payments on notes payable
  and related party notes          (7,048)              -           (141,937)
 Proceeds from short-term
  notes payable                       -             82,450           233,450
 Payments on long-term
  notes payable                       -                 -             (4,581)
 Proceeds from exercise of
  warrants                            -                 -             30,000
       Net cash provided by
        financing activities       22,985          504,779         1,353,481

Increase in cash                    7,614           69,837            97,319

Cash, beginning of period           4,501           27,482                -

Cash, end of period             $  12,501       $   97,319        $   97,319

Supplemental disclosures of non-cash investing and financing activities

Purchase of building
 Prepaid interest                                                 $    10,000
 Land                                                                 424,967
 Building                                                           1,456,403
 Note payable                                                        (269,000)
 Mortgage payable                                                    (972,000)
 Preferred stock                                                     (592,720)
 Common stock                                                        (338,156)
 Special distribution                                                 280,506

                                                                  $       -


           COMTEC INTERNATIONAL INC. AND SUBSIDIARIES
                (a Development Stage Enterprise)

              Consolidated Statement of Cash Flows


Continued from previous page.



During the period from inception (March 15, 1994) to September 30, 1995, the Company financed the acquisition of land and building, and of communications equipment from officers of the Company through the issuance of notes payable and issuances of common and preferred stock. Additionally, the Company financed the acquisition of an automobile and computer equipment from related parties through notes payable.

During the year ended June 30, 1996 and the period from inception
(March 15, 1994) to September 30, 1995, the officers of Key Comm relieved the Company from liability for accrued salaries of $24,100 and $217,000 (Note 9).

Additionally, Keystone, an affiliated company, forgave amounts owed by Key Comm and Key Car in the amount of $184,495.

During the year ended June 30, 1996, there were various other noncash transactions involving conversions of debt and other accrued liabilities to common stock.

During the three months ended September 30, 1996, the Company acquired license rights for $150,000 cash, a $350,000 note payable, $700,000 of common stock and $397,000 of preferred stock.

Assets   and   liabilities  acquired  from  Comtec   in   reverse
acquisition:

                                              Cumulative Amounts
                                                      from
                                                   Inception

Cash                                              $  22,170
Note receivable                                      35,000
Allowance for doubtful accounts                     (16,390)
Trade name                                            3,500
Accounts payable                                    (60,246)
Accrued expenses                                    (92,443)
Notes payable - related parties                     (70,000)
Short-term notes payable                            (52,500)
Common stock                                        230,909

                                                   $      -

Supplemental disclosure of cash flow information:
Cash paid for interest                             $ 76,166



                   COMTEC INTERNATIONAL, INC.

         Notes to the Consolidated Financial Statements


Note 1.   Accounting Policies

(a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SECForm 10-KSB as of June 30, 1996.

(b) The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

Note 2.   Acquisitions

On August 6, 1996, the Company closed on the DCL option agreements which resulted in 1,380 SMR licenses being placed under the control of the Company. The Company paid $150,000 in cash, issued a $350,000 note payable, $700,000 in common stock and $397,000 in preferred stock. The Company is obligated to pay an additional $397,000 in preferred stock as these licenses are placed in operation. A prorated amount of this preferred stock obligation will be paid as each license is placed in operation.





ITEM 2.        MANAGEMENTOS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

(a) Plan of Operation:

      On May, 10, 1995, The CompanyOs strategic business plan changed from gaming and transportation to wireless telecommunications. Initially, tThe CompanyOs initial emphasis will be certain Specialized Mobile Radio (SMR) acquisitions currently under contract or in negotiations; and the secondary focus will be on other communications services and activities.
These other services and activities are anticipated to include GPS products for the transportation industry; long distance services (Switching, Prepaid Calling Cards, POS/ATM Transactions); and Satellite uplinking services. To date, the CompanyOs activities have been limited to raising initial capital, hiring its initial employees, negotiating and acquiring its initial SMR systems and channels, developing its strategic business plan and commencing further acquisitions of operating SMR companies.

      The Company has agreements to enter targeted markets, acquire SMR channels, acquire or form joint ventures with existing operators, develop, construct and market SMR system and selectively convert any Analog SMR system to Enhanced Specialized Mobile Radio (ESMR or Digital) to provide digital mobile services. On August 6, 1996, the Company purchased option agreements covering 1,380 (YX) SMR channels granted an Extended Implementation Waiver by the Federal Communication Commission (OFCCO). Included in this acquisition was 1,055 channels expiring on October 31, 1996 given to the Company at no additional cost to possibly place in operation by the October deadline. As of the date of this filing, the 1,055 October channels have expired. Management Agreements and Option Contracts give a Company the right to control, build-out and expand SMR service for a specific radio frequency in a given territory.

      The Company has recently targeted several SMR companies to acquire. These companies have control of Management Agreements and Option Contracts for over 4,700 additional SMR channels licensed by the FCC, in approximately 40 states. This is in addition to the 1,380 currently under contract. If consummated and fully constructed, these proposed transactions could cover areas with a total combined population in excess of 100,000,000.

      The CompanyOs goal is to aggregate channels in its proposed operating territories and increase revenues and number of subscribers in the first twelve to eighteen months. Through acquisition and management of radio licenses, construction of newly licensed SMR systemtations, and the acquisition of existing SMR systems the Company could increase the customer base and the corresponding revenues in the proposed operating territories. As a particular market is entered, the goals are to aggregate sufficient channel capacity, increase the number of subscribers, and increase recurring revenues per subscriber by the sale of additional value added services such as two-way paging, voice messaging, long-distance interconnect fees and high-speed data interconnect. By combining its licenses with existing systems in particular markets, the Company will be able to increase the capacity or efficiencies of the traditional SMR system, which to permits growth by adding additional subscribers.
      As the CompanyOs traditional SMR systems approach capacity, continued subscriber growth and related revenue increases may be slowed to insure system quality and customer satisfaction while progress is made on the implementation of new technology such as Digital Enhancements or Enhanced Specialized Mobile Radio (E
      In the past, the Company has executed some of these activities through wholly-owned subsidiaries. These subsidiaries , which will be dissolved and consolidated into one operating company by the end of fiscal year ended June 30, 1997.

(b) Liquidity and Capital Resources

      The CompanyOs strategic business plan is highly dependented upon acquiring operating SMR companies, adding the CompanyOs unconstructed radio channels under management agreements and options, and then consolidating theall redundant operations. The Company believes this acquire/augment/consolidate strategy will increase the overall profits. revenues from SMR services and at the same time lower the overall general and administrative costs of the consolidated groups.

     On July 27, 1995 the Company acquired all of the outstanding voting stock of John Sandy Productions, Inc. (JSP), a privately held corporation under the sole control of John Santucci. The business purpose of this self-supporting video production company was to obtain in-house marketing and media production expertise to support the CompanyOs marketing of its future telecommunication services. As of the date of this filing, the Company has agreed to terminate the original purchase agreement of JSP with John Santucci. For accounting purposes, the CompanyOs total cash investment in this wholly-owned subsidiary has been recorded in other assets as of September 30, 1996.

      During the quarter ended September 30, 1996, the Company increased its activities in targeting SMR operators for acquisition. On August 6, 1996, the Company executed management option agreements covering 1,380 (YX) SMR channels in 20 states through DCL Associates, Inc. (ODCLO) a private company who assisted Comtec in obtaining the options. Pursuant to the acquisition agreement this transaction is valued at $1,988,357. The Company satisfied its closing obligations as of August 6, 1996, defined as the option closing date in the option agreements, with payment of $149,127 in cash and subsequent issuance of a combination of the CompanyOs common stock and preferred stock. National build-out plans have started as of the date of this filing with the selection of initial SMR sites for construction, the identification of radio equipment required and the negotiation of leasing tower sites for the CompanyOs system. The Company is required by the FCC to have at least 139 SMR channels operational by the end of the calendar year 1996 in order to maintain the 1,380 channels currently under an FCC Extended Implementation Waiver (increasing the operational deadline for these channels to December 1998.)

     This strategy is highly dependent upon having adequate funds to 1). acquire companies and radio spectrum, 2). construct new SMR sites, and 3). create an efficient support operation for the consolidated entities. To date, the Company has used cash and its own Common and Preferred Stock to acquire SMR licenses, start the process to acquire operating companies and supplement the expansion of its management and support operations. As of the date of this filing, the Company estimates its cash needs by the end of December 31, 1996 to execute the first part of its business plan to be $1,862,000. This amount is composed of $1,112,000 for the construction of 139 SMR channels, $600,000 as initial payments to close on three targeted operating SMR companies and $150,000 for working capital.

      The Company has limited capitalization and is dependent on the proceeds of private and public offerings to continue as a going concern, implementing its business plan and completing targeted acquisitions. As of September 30, 1996, the unaudited results of the Company indicated assets of $4,042,945, negative working capital of $1,577,051, and debt in default of $856,182. All during fiscal year 1996 and to the date of this filing, the Company has had and continues to have a substantial need for working capital to cure defaults on debt obligations and for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire SMR companies and start the construction phase of its business plan. Any activities in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

      The Company is currently in discussions with one or more companies for private and/or public debt and equity financing. package(s). In September 1996, the Company started to raise a minimum of $1 million ($5 million maximum offering) through a private placement. In connection with this offering, American Investment Services has agreed to assist the Company, on a best efforts basis, in placing this Series B Preferred Stock offering with private investors.

      On October 23, 1996, the Company has obtained a firm commitment to underwrite a $25 million debt and a $15 million common stock secondary offering. Although the Company will endeavor to finance its working capital needs through additional debt or equity financing, there is no assurance that any financing will ultimately be obtained. In addition, any debt financing may require the Company to mortgage, pledge or hypothecate its assets. As of June 30, 1996, the Company was in default covering certain notes payable and short term notes and there is no guarantee these defaults can or will be cured.

     At September 30, 1996 (unaudited), the number of shares of common stock outstanding along with the following:

         Shares issued subsequent to September 30, 1996
         The preferred stock conversion features
    The options outstanding on the media contract and the finders fee
    The conversion of the Key Car preferred stock to Comtec common stock
    The contingent shares under the value guarantees Conversion of Key Car preferred stock to common stock Shares reserved for the Company's incentive stock option plan

     Exceed the total authorized common stock by 11,352,898 shares. Should the above transactions occur, the Company would be required to repurchased 11,352,898 shares in the open market. The average bid price per share as of October 11, 1996 is $.85 per share resulting in a contingent liability of approximately $9,649,963 as of September 30, 1996.

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

      As of the date of this filing, the Company has authorized Series B Preferred Stock, stated value $5.00, in connection with the private placement. The Company has authorized Series C Preferred Stock, stated value $10.00, in connection with the DCL acquisition of 1,380 SMR license options and has issued 39,700 shares of this preferred series.

      During quarter ended September 30, 1996, the Company continued as a development stage enterprise. The CompanyOs financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The CompanyOs plan to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

      As of September 30, 1996, $35,000 consisting of a short-term note due Phillips Energy Corp. and $121,000 due Local Service Corp, are in dispute via counter-claims against Local
Service Corp. and Phillips Energy. As of September 30, 1996, $420,000 of preferred shares had been authorized and issued, but are being held pending the outcome of the CompanyOs counter claims against Local Service Corp., International Corporate Development LTD, Premier Financial Services, Inc., Phillips Energy Corporation, and the individuals: John Watson, Frank Grey, and Bob Leaventhal. (see Part II Item 1. LEGAL PROCEEDINGS).

Forward-Looking Statements

The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and additional acquisitions of wireless communications licenses and operating companies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Pending Acquisitions:

     GPS Communications, Inc. (OGPSIO) is a private company under agreement with the Company to sell all its patents and intellectual rights on three commercial products which use the federally owned tracking system called Global Positioning Satellite (GPS). This transaction is valued at $325,000. Payment for these assets will be made in the form of the CompanyOs common stock valued at $100,000 plus royalties paid on any GPS products sold up to a maximum payment of $225,000. This transaction is expected to close prior to the end of calendar year ended 1996 and is subject to certain conditions being met by GPSI.

     Network Teleports, Inc. (ONTIO) is a private corporation and a proposed majority owned subsidiary of the Company pursuant to a contract to purchase 61% of the issued and outstanding shares of NTI. NTI is currently broadcasting television and cable programming along with other data and transmission services via satellite uplink from its hub located in New Orleans, Louisiana. Pursuant to the acquisition agreement this transaction is valued at $915,000. The purchase payments are being held in escrow pending final FCC approval of the transaction and final due diligence review. The Company expects this transaction to close in the first quarter of calendar year 1997 pending the outcome of the CompanyOs due diligence review.

      Telecosm & Associates L.C. (OTelecosmO) is a Limitedprivate Liability Company under contract with the Company to sell option and management agreements covering 2,199 licenses. These licenses are currently governed by the a special FCC build-out extension called the Chang/Goodman Waiver (OCGWO). The continuation of the CGW is subject to final approval by the FCC in the near future. As of the date of this filing, the contract has expired. In the event these channels are granted an Extended Implementation Waiver by the FCC, the Company intends to proceed with the purchase of the management and option agreements from Telecosm. As of the date of this report, Telecosm has verbally agreed to extend the CompanyOs obligation.

       Commercial Communications Inc. (OCCIO) is a private corporation whose primary business is providing SMR two-way dispatch services. CCI is currently protected under Chapter 11 laws of the United States Bankruptcy Courts. The Company has an acquisition agreement to acquire the assets and business of CCI in a transaction valued at $500,000. Payment for this system will be the combinationmade in the form of a promissory note and and a combination of the CompanyOs common stock and preferred stock. CCI'sThe revenues are yet to be audited. and Iit is expected that as a result of the bankruptcy proceedings, CCI may have suffered some loss ofa percentage of lost revenues. TheHowever, the initial value in this acquisition will be additional SMR channels (radio spectrum) and an experienced technical staff. As of the date of this filing, the acquisition of CCI of this company has been approved by the United States Bankruptcy Court., is undergoing Ffinal due diligence is being performedreview by the Company The transactionand is expected to close before the end of theis calendar year.

      The Company also has three additional operating companies ready to close within the next 120 days from the date of this filing. Pursuant to the non-disclosure agreements executed with these companies, we can not provide the company names or locations until the transaction is closed. These companies have a combined annual revenue in excess of $2,000,000 and indicated assets in excess of $3,000,000. These amounts are subject to change pending independent audit of their financials and fair market valuation of their assets.

Quarter Ended September 30, 1996.

      For the quarter ending September 30, 1996, the Company closed on the DCL option agreements which resulted in 1,380 SMR licenses being placed under the control of the Company. The Company paid $150,000 in cash, issued a $350,000 note payable, $700,000 in common stock and $397,000 in preferred stock. The Company is obligated to pay an additional $397,000 in preferred stock as these licenses are placed in operation. A prorated amount of this preferred stock obligation will be paid as each license is placed in operation.

      For the quarter ending September 30, 1996, the Company sold
3,314,621 shares of common stock for $422,329 in cash.

      For  the  quarter  ending September 30, 1996,  the  Company
recorded  other  income  of  $69,551.   For  the  quarter  ending
September 30, 1995, the Company recorded other income of $50,957. During the September 1996 and 1995 quarters, the Company recorded rental income from the commercial property in Parker, Colorado. During September 30, 1996, the Company recorded proceeds from a favorable settlement of a lawsuit by Key Communications, a wholly-owned subsidiary of the Company and rental income from the
commercial  property  in  Parker,  Colorado.  No  revenues   were
generated  from  the  CompanyOs  wireless  business  during   the
quarters ending September 30, 1995 and 1996, respectively.

      For the quarter ending September 30, 1996, the Company incurred total expenses of $331,813. For the quarter ending September 30, 1995, the Company incurred expenses of $980,961. This decrease is attributed to three significant one-time expenses incurred during September 30, 1995: 1). placement fees paid to a private placement firm for placing over $400,000 of the CompanyOs common stock ($73,500 paid in the form of the CompanyOs stock), 2). management fees paid to a wireless management firm for work associated with SMR companies targeted by the Company ($373,000 paid in the form of the CompanyOs stock) and 3). a one-time charge due to the expiration of a Letter of Intent to acquire an operating SMR company ($50,000 forfeiture of the escrowed cash amount).

      For the quarter ending September 30, 1996, the CompanyOs incurred officers salaries expense of $59,000. For the quarter ending September 30, 1995, the CompanyOs incurred officers salaries expense of $124,794. This decrease is due to the Company being able to recruit senior executives with cross-functional abilities in finance, operations and business development.




Part II

ITEM 1.   LEGAL PROCEEDINGS

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

Local Service Corp. has also filed for foreclosure of its deed of trust on the Company's commercial property located at 10672 S. Parker Road, Parker, Colorado (the "Parker Property"), based on the Company's failure to pay monthly payments to Local Service Corp. for the Company's Building. The Parker Property secured the Company's obligations on the Company's Building, which was purchased from Local Service Corp. on May 30, 1995. Foreclosure is scheduled for November 4, 1996. The Company is allowing the creditor to take posession of the property in lieu of paying the note due.

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

   ComTec International, Inc. d/b/a ComTec Holding Corp. vs. Tim Degarmo, DBI Design Builders, LLC and all other occupants. This suit was filed on April 19, 1996 in the District Court for Arapahoe County, Colorado. The Company initiated the action to evict DBI Builders for nonpayment of rent. DBI was the contractor for the tenant finish work performed on the Company's Building and it counterclaimed for $27,000, allegedly owed for tenant finish work. The Company then filed a counterclaim alleging that DBI's failure to obtain a construction permit, shoddy workmanship, and nonpayment of DBI's subcontractors. The Company and Donald Mack have also filed a claim against Tim Degarmo for defamation. This suit is scheduled for trial on October 20, 1997.

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

ITEM 2.   CHANGE IN SECURITIES. NONE

ITEM3.    DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
NONE

ITEM 5.   OTHER INFORMATION

  (a)    CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
  ACCOUNTING AND DISCLOSURE

        On December 15, 1995, the Company dismissed Michael B. Johnson, as its independent Certified Public Accountant and retained Causey Demgen & Moore Inc., of Denver, Colorado as its independent Certified Public Accountants. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated December 15, 1995. During the year end June 30, 1995, and the subsequent interim period, there was no disagreement with Michael B. Johnson on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report. The Company dismissed Michael B. Johnson as the CompanyOs independent accountant due to delays in commencing their audit work. During the CompanyOs two most recent fiscal years, and the interim period since completion of its last fiscal year, the Company had not consulted Causey Demgen & Moore Inc. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the CompanyOs financial statements or any matter that was the subject of a disagreement or reportable event.

        On August 14, 1996, Causey Demgen & Moore Inc., declined to stand for reelection as the CompanyOs independent Certified Public Accountants for the fiscal year ended June 30, 1996. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated August 22, 1996. During the year end June 30, 1995, and the subsequent interim periods, there was no disagreement with Causey Demgen & Moore Inc. on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report.

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

ITEM 6.   EXHIBITS AND REPORTS

(a) & (b) Financial Statements and Schedules. See Index to Fin ancial Statements beginning on page 7.

(c) Exhibits. The following documents are filed herewith or incorporated herein by reference as Exhibits:

Exhibits

2.0  Acquisition of John Sandy Productions, Inc. dated July 26,
1995. (1).

2.1 Acquisition Agreement between the Company and DCL Associates dated April 29, 1996. (1).

2.2  Letter of Intent between the Company and Telecosm dated May
31, 1996. (1).

2.3  Acquisition Agreement between the Company and Commercial
Communications, Inc. dated January 3, 1996. (1).

3.0 Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the CompanyOs Form S-1 Registration
Statement No. 82-88530 dated December 20, 1983).

3.1 By-laws. (incorporated by reference to Exhibit 3.2 to the CompanyOs Form S-1 Registration Statement No. 82-88530 dated
December 20, 1983).

4.0  Certificate of Designation of Series A Preferred Shares. (1)

4.1  Certificate of Designation of Series B Preferred Shares. (1)

4.2  Certificate of Designation of Series C Preferred Shares. (1)

10.01 Form of Employment Agreement between the Company and its officers. (1)

11   Not Applicable.

15   Not Applicable.

18   Not applicable.

19   Not applicable.

22   Not Applicable.

23   Not Applicable.

24   Not applicable .

d)   The Company filed the following reports on Form 8-K:

          August 14, 1996

          September 12, 1996
_____________

(1) Incorporated by reference to the CompanyOs Form 10-KSB as of June 30, 1996


SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

COMTEC INTERNATIONAL, INC.

Date:   November 13, 1996         By:    /s/ donald g. mack
                                  Donald G. Mack, President and
                                  Chief Executive Officer

                                  By:    /s/ kelsey t. kennedy
                                  Kelsey T. Kennedy
                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                         Date

/s/ donald g. mack      Director                 November 13, 1996
Donald G. Mack

/s/ thomas moscariello  Director                 November 13, 1996
Thomas Moscariello

/s/ mitchell b. chi     Director                 November 13, 1996
Mitchell B. Chi