Form 10QSB
period 1996-12-31
COMTEC INTERNATIONAL INC
filed 1997-02-19
CIK 729443

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the Quarter ended December 31, 1996
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

          47,726,683 Shares of Common Stock ($.001 par value)

TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED DECEMBER 31, 1996

ComTec International, Inc.

PART I

  Item 1.Financial Statements                                         1
  Item 2.ManagementOs Discussion and Analysis or Plan of Operation    1

PART II

  Item 1.Legal Proceedings                                            5
  Item 2.Change in Securities                                         6
  Item 3.Defaults Upon Senior Securities                              7
  Item 4.Submission of Matters to a vote of Security Holders          8
  Item 5.Other Information                                            8
  Item 6.Exhibit  and Reports on Form 8-K                             8

SIGNATURE PAGE                                                        9

INDEX TO THE FINANCIAL STATEMENTS                                    10



                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                      Consolidated Balance Sheets

                                              June 30,     December 31,
                                                1996          1996
                                                           (Unaudited)
                               Assets
Current assets
 Cash                                        $ 27,482      $   26,062
 Office receivable                             25,446          54,435
 Prepaid expenses                               1,610           6,850
  Total current assets                         54,538          87,347

Property and equipment, net                 2,149,633       2,040,235

Other assets
 Deposits and other                            97,904       2,069,544
 License rights                                75,000       1,944,500
                                              172,901       4,014,044

Total assets                               $2,377,075      $6,141,626

                Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                          $  206,086      $  433,667
 Accrued payroll officer                       31,000          61,000
 Other accrued expenses                       258,584         491,635
 Short-term notes payable                     236,182         135,866
 Current portion of long-term note            622,835         620,000
  Total current liabilities                 1,354,687       1,742,168

Long-term debt                                344,584         353,286

Interest in preferred stock of subsidiary     172,720         172,720

Stockholders' equity
 Series A convertible preferred               420,000         420,000
 Series C convertible preferred                    -          397,000
 Common stock, .011 par value                  41,299          46,860
 Additional paid-in capital                 6,148,899      10,033,004
 Prepaid media agreements                  (1,300,000)     (1,300,000)
 Stock held in escrow                      (1,225,000)     (1,225,000)
 Deficit accumulated during development
  stage                                    (3,580,114)     (4,498,412)
  Total stockholders' equity                  505,084       3,873,452

                                          $ 2,377,075       6,141,626



                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                 Consolidated Statement of Operations

                                 Three Months Ended         Six Months Ended
                                   1995       1996            1995       1996
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Revenue
 Rental and other income       $ 113,500    $     -      $ 211,917     $  69,551
 Gain on disposition                 -          59,789          -         59,789
  Total                          113,500        59,789     211,917       129,340

Cost of sales
 Contract labor                    2,212          -         19,493           -
 Production costs                 28,785          -         58,964           -
  Total                           30,997          -         78,457           -

Gross profit                      82,503        59,789     133,460       129,340

Expenses
 General and administrative      326,931       706,201   1,307,922     1,022,686
 Management fees                      -            -           -          15,328
 Interest                             -          9,624         -           9,624
  Total                          326,931       715,825   1,307,922     1,047,638

Net income (loss)             $ (244,428)   $ (656,036) $(1,174,462) $ (918,298)

Weighted average common
 shares outstanding           11,229,000    44,512,969   11,229,000  44,512,969

Net loss per share            $     (.03)  $      (.02) $     (.10) $     (.02)

                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                 Consolidated Statement of Cash Flows

                                                     Six Months Ended
                                                        December 31,
                                                     1996         1995
                                                 (Unaudited)     (Unaudited)

Operating activities
 Net loss                                         $ (918,298)   $ (1,174,462)
 Adjustments to reconcile net loss to net
  cash used by operating activities
  Depreciation expense                               142,366          56,973
  Services exchanged for stock                            -          568,405
  Changes in assets and liabilities
   Accounts receivable                               (28,989)        (19,560)
   Prepaid interest                                   (5,240)         14,248
   Accounts payable and accrued expenses             490,632         424,035
                                                     598,769       1,044,101
     Net cash used in operating
      activities                                    (319,529)       (130,361)

Investing activities
 Purchase of property, plant and
  equipment and trade name                           (32,968)       (118,297)
 Restricted cash                                          -          (25,044)
 Decrease in note receivable                              -           20,711
 Management contracts                             (1,869,500)        (75,000)
 Cash paid in acquisition of net cash
  purchased                                               -          (14,964)
 Other                                            (1,971,640)            -
     Net cash used in investing
      activities                                  (3,874,108)       (212,594)

Financing activities
 Advances from related party                              -              -
 Proceeds from common stock and preferred
  stock                                            4,286,666         256,363
 Payments on note payable                           (100,316)         78,030
 Payments on long-term notes payable                   5,867         (10,345)
     Net cash provided by financing
      activities                                   4,192,217         324,048

Increase in cash                                      (1,420)        (18,907)

Beginning cash balance                                27,482          21,735

Ending cash balance                                $  26,062       $   2,828

PART I

ITEM 1.   FINANCIAL STATEMENTS See F-1 to F-4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

(a) Plan of Operation:

      On May, 10, 1995, The Company's strategic business plan changed from gaming and transportation to wireless telecommunications. Initially, the Company's emphasis has been conducted as a holding company of various telecommunication businesses.

      On December 3, 1996, the Company created American Wireless Network, Inc., a wholly-owned subsidiary to execute a business plan concentrating on developing Specialized Mobile Radio (SMR) systems through new construction of radio channels and acquisitions of operating SMR companies. To date, American Wireless Network, Inc.
(AWN) has constructed 184 SMR 800Mhz channels and is under contract to construct an additional 1,250 channels over the next two years. AWN intends to acquire two operating companies by March 31, 1997. AWN operates as a totally independently managed company with itOs own Board of Directors and Officers. AWN common stock owned by the Company is controlled through a voting trust.

      The Company has a signed letter of intent to acquire a long-distance telecommunication business by March 31, 1997. This business concentrates on prepaid calling cards, long-distance domestic and international reseller service and other land-line telecommunication services. Once acquired, it is intended that this business unit will operate as a wholly owned subsidiary.

      The Company is continuing to move forward with the acqusition of a 61% majority interest in Network Teleports, Inc. (ONTIO). NTI is currently broadcasting television and cable programming along with other data and transmission services via satellite uplink from its hub located in New Orleans, Louisiana. Pursuant to the acquisition agreement this transaction is valued at $915,000. The purchase payments are being held in escrow pending final FCC approval of the transaction and final due diligence review. The Company expects this transaction to close in calendar year 1997 pending the outcome of the CompanyOs due diligence review.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The Company's strategic business plan is highly dependent upon acquiring operating communication companies and in creating new companies to take advantage of opportunities in the communication industry.

      This strategy is highly dependent upon having adequate funds to,
1). acquire operating telecommunication companies, 2). develop new companies in the telecommunications industries, 3). attract qualified employees to oversee and operate these businesses and 4). expand existing companies with new expansion capital. To date, the Company has used cash and its own Common and Preferred Stock to acquire SMR assets, start the process to acquire operating companies and supplement the expansion of its management and support operations.

      The Company is currently in discussions with one or more companies for private and/or public debt and equity financing package(s). In September 1996, the Company started to raise a minimum of $1 million ($5 million maximum offering) through a private placement. This offering expired in December with no units being sold. Series B Preferred Stock were authorized in connection with this offering with no shares issued and outstanding.

      On October 23, 1996, the Company obtained a firm commitment to underwrite a $25 million debt and a $15 million common stock secondary offering. Although the Company will endeavor to finance its working capital needs through additional debt or equity financing, there is no assurance that any financing will utimately be sold in the public markets. In addition, any debt financing may require the Company to mortgage, pledge or hypothecate its assets. Furthermore, as of December 31, 1996, the Company was in default covering certain notes payable and short term notes and there is no guarantee that even if the future debt or equity financing is secured future defaults can or will be cured.

      As of the date of this filing, the Company has authorized Series B Preferred Stock, stated value $5.00, in connection with the private placement and authorized and issued 39,767 shares of Series C Preferred Stock with a stated value of $10.00 in connection with the DCL options acquired per the closing agreement dated August 6, 1996.

      During quarter ended December 31, 1996, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's plan to achieve profitable operations is subject to the validity of its assumptions and risk factors within the telecommunication industry and pertaining to the Company.

Quarter Ended December 31, 1996.

      As of December 31, 1996, $35,000 consisting of a short-term note due Phillips Energy Corp. due Local Service Corp, were in dispute. As of the date of this filing, the Company has agreed to pay $45,000 consisting of principal and accrued interest to date. The first two installments under this agreement were paid as of the date of this filing.

      At December 31, 1996, the Company records indicated an issued and outstanding common stock balance of 46,859,625 shares with shareholder equity of $468,596. As of that date, $420,000 of preferred shares had been authorized and issued, but are being held pending the outcome of the Company's counter claims against Local Service Corp., International Corporate Development LTD, Premier Financial Services, Inc., Phillips Energy Corporation, and the individuals: John Watson, Frank Grey, and Bob Laventhal. (see Part 11
Item 1. LEGAL PROCEEDINGS).

Quarter December 31, 1995.

     Prior to May 10, 1995, the Company's only activity was attempting
to   execute   the  business  plans  in  the  areas  of   gaming   and
transportation. These business plans failed during this period.

      For the quarter ending December 31, 1995 the CompanyOs incurred general and administrative expenses of $173,418, a 330% increase from the same period during fiscal 1994. The majority of these costs were related to the acquisition and operation of John Sandy Production, Inc. and increased operational costs directly related to the Company's continued business plan activities in the wireless telecommunication industry. No significant items were recorded in the three months ending December 31, 1995.

      On July 26, 1995, the Company acquired John Sandy Productions, Inc.. John Sandy Productions, Inc.(OJSPO), accordingly, comparing results of operations from 1994 to 1995 are not indicative of like operations during these periods.

      At December 31, 1995, the Company records indicated an issued and outstanding common stock balance of 36,001,308 shares with shareholder equity of $360,013. As of that date, $420,000 of preferred shares had been authorized and issued, but are being held pending the outcome of the CompanyOs counter claims against Local Service Corp., International Corporate Development LTD, Premier Financial Services, Inc., Phillips Energy Corporation, and the individuals: John Watson, Frank Grey, and Bob Laventhal. (see Part 11
Item 1. LEGAL PROCEEDINGS).


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

The following suits involve individuals or companies who participated in or encouraged the Receivership Action against the Company:

     Premier Financial Services, Inc. vs. ComTec International, Inc. and Keystone Holding Corp. This suit was filed on September 30, 1996, in the District Court for the City and County of Denver, Colorado. Premier Financial Services, Inc. alleges that the Company breached the terms of a consulting agreement pursuant to which Premier was to receive certain compensation for finding an acquisition for Keystone Holding Corp. An answer is due November 5, 1996.

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

ITEM 2.   CHANGE IN SECURITIES. NONE

ITEM3.    DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE

ITEM 5.   OTHER INFORMATION

 (a)  CHANGES IN BOARD MEMBERS AND OFFICERS

           On November 22 1996, Kelsey T. Kennedy resigned as Chief Financial Officer of the Company. There was no disagreement with Kelsey T. Kennedy on any manner of accounting principle or practice, financial statement disclosure, scope or procedure, which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with its report.

           On December 31, 1996, Mitchell B. Chi resigned as Chief Financial and Operating Officer and member of the Board of Directors of the Company. There was no disagreement with Mitchell
     B. Chi on any manner of accounting principle or practice, financial statement disclosure, scope or procedure, operational issues and public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with its report. Mr. Chi was hired by American Wireless NetworkOs as Chief Operating and Finance Officer on January 1, 1997 and elected to the Board of Directors of American Wireless Network, Inc. on December 3, 1996.

           On December 31, 1996, Donald O. Smith resigned as Chief Technology Officer of the Company. There was no disagreement with Donald O. Smith on any operational or technology issues or public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with its report. Mr. Smith was hired by American Wireless NetworkOs as Chief
     Technology Officer on January 1, 1997, elected to the Board of Directors of American Wireless Network, Inc. on December 3, 1996 and appointed to the Company's Voting Trust for American Wireless Network on February 7, 1997.

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

COMTEC INTERNATIONAL, INC.

Date:   November 1, 1996          By:    /s/ Donald G. Mack
                                  Donald G. Mack, President and
                                  Chief Executive Officer

                                  By:    /s/ Gordon Dihle
                                  Gordon Dihle
                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                         Date


/s/ Donald G. Mack            Director            February 15, 1997
Donald G. Mack


/s/ Thomas Moscariello        Director            February 15, 1997
Thomas Moscariello


/s/ Robert Clauson            Director             February 15, 1997
Robert Clauson