Form 10QSB/A
period 1996-12-31
COMTEC INTERNATIONAL INC
filed 1997-02-20
CIK 729443

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-QSB/A

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



                         COMTEC INTERNATIONAL
                   (A Development Stage Enterprise)

                      Consolidated Balance Sheets

                                              June 30,     December 31,
                                                1996          1996
                                                           (Unaudited)
                               Assets
Current assets
 Cash                                        $ 27,482      $   26,062
 Office receivable                             25,446          54,435
 Prepaid expenses                               1,610           6,850
  Total current assets                         54,538          87,347

Property and equipment, net                 2,149,633       2,040,235

Other assets
 Deposits and other                            97,904         125,044
 License rights                                75,000       1,944,500
                                              172,901       4,014,044

Total assets                               $2,377,075      $4,197,126

                Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                          $  206,086      $  433,667
 Accrued payroll officer                       31,000          61,000
 Other accrued expenses                       258,584         491,635
 Short-term notes payable                     236,182         135,866
 Current portion of long-term note            622,835         620,000
  Total current liabilities                 1,354,687       1,742,168

Long-term debt                                344,584         353,286

Interest in preferred stock of subsidiary     172,720         172,720

Stockholders' equity
 Series A convertible preferred               420,000         420,000
 Series C convertible preferred                    -          397,000
 Common stock, .011 par value                  41,299          46,860
 Additional paid-in capital                 6,148,899       8,088,504
 Prepaid media agreements                  (1,300,000)     (1,300,000)
 Stock held in escrow                      (1,225,000)     (1,225,000)
 Deficit accumulated during development
  stage                                    (3,580,114)     (4,498,412)
  Total stockholders' equity                  505,084       1,928,952

                                          $ 2,377,075      $4,197,126



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

Signature                Title                         Date


/s/ Donald G. Mack            Director            February 20, 1997
Donald G. Mack


/s/ Thomas Moscariello        Director            February 20, 1997
Thomas Moscariello


/s/ Robert Clauson            Director            February 20, 1997
Robert Clauson