Form 10QSB
period 1997-03-31
COMTEC INTERNATIONAL INC
filed 1997-05-21
CIK 729443

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                          FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the Quarter ended March 31, 1997
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

                        (303) 743-7983
         (Issuer's Telephone Number Including Area Code)



                 Common Stock, $.001 par value
                      (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X     No ___


        ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
               DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                     Yes ___   No X


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report:

       48,346,875 Shares of Common Stock ($.001 par value)

                     TABLE OF CONTENTS

     FORM 10-QSB REPORT - FOR QUARTER ENDED March 31, 1997

                 ComTec International, Inc.

PART I

     Item 1.     Financial Statements                          1
     Item 2.     Management's Discussion and Analysis
                   or Plan of Operation                        1

PART II

     Item 1.     Legal Proceedings                             5
     Item 2.     Change in Securities                          6
     Item 3.     Defaults Upon Senior Securities               7
     Item 4.     Submission of Matters to a vote of
                   Security Holders                            8
     Item 5.     Other Information                             8
     Item 6.     Exhibit  and Reports on Form 8-K              8

SIGNATURE PAGE                                                 9

INDEX TO THE FINANCIAL STATEMENTS                             10

                            PART I

ITEM 1.  FINANCIAL STATEMENTS See F-1 to F-5

ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation

(a)  Plan of Operation:

     On May, 10, 1995, The Company's strategic business plan changed from gaming and transportation to wireless telecommunications. Initially, the Company's emphasis has been conducted as a holding company of various telecommunication businesses.

     On December 3, 1996, the Company created American Wireless Network, Inc., a wholly-owned subsidiary to execute a business plan concentrating on developing Specialized Mobile Radio (SMR) systems through new construction of radio channels and acquisitions of operating SMR companies. To date, American Wireless Network, Inc.
(AWN) has constructed 184 SMR 800Mhz channels and is under contract to construct an additional 1,250 channels over the next two years. AWN intends to acquire one or more operating companies by June 30, 1997. AWN operates as a wholly owned subsidiary of the Company.

     The Company organized a new subsidiary, TTI Communications Corporation, a long-distance telecommunication business, on February 12, 1997. This subsidiary began operations approximately February 19th, 1997 and by March 31, 1997 was functionally operational. This business presently resells long distance telephone service through prepaid phone cards. This subsidiary intends to concentrate on prepaid calling cards, long-distance domestic and international reselling services and other land-line telecommunication services. The Company has a 70% interest in TTI Communications Corporation, the remaining 30% interest in the subsidiary is owned 10% each by two unaffiliated entities and one unrelated Limited Liability Company.

     The Company organized a new subsidiary, International Media Group, Ltd. on March 20th, 1997. International Media Group, Ltd. was formed with a business plan to own, operate and market as a public advertising media, the use as of giant LED screens. On approximately March 31st, 1997, the Company obtained possession through tentative agreements to acquire for future issuance of common stock in a nonpublic exchange,. six (6) giant light-emitting diode (LED) screens. The asset acquisition, subject to audit, title review and market basis evaluation of the giant LED screens is also contingent upon sufficient authorized and unissued shares of the Company's common stock being available. Present data value the assets at $2,400,000. At such valuation the acquisition will require the future issuance of 25,000,000 shares of the common stock of the Company ($.096 per share). A closing date for achievement of the stock exchange portion of the transaction, to be facilitated through Geneva Reinsurance Company, Ltd., a corporation organized outside of the United States of America, has not yet been determined. The giant LED screens provide active light presentation programs, adaptable for indoor or outdoor use for sporting events, advertising displays and other theatrical applications. LED screens are compatible with computer, television, VCR and other electronic programming, including live and taped feeds. The Company intends, through its wholly owned subsidiary, International Media Group, Ltd., to lease out the screens for short term (one to six week) events.

     The Company is continuing to move forward with the acquisition of a 61% majority interest in Network Teleports, Inc. ("NTI"). NTI is currently broadcasting television and cable programming along with other data and transmission services via satellite uplink from its hub located in New Orleans, Louisiana. Pursuant to the acquisition agreement this transaction is valued at $915,000. The purchase payments are being held in escrow pending final FCC approval of the transaction and final due diligence review. The Company expects this transaction to close in calendar year 1997 pending the outcome of the Company's due diligence review.

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

     As of the date of this filing, the Company estimates its cash needs to execute the first part of its business plan by the end of the current fiscal year June 30, 1997 to be $5,000,000. This amount is composed of $834,000 for the construction of 139 SMR channels, $3,000,000 as initial payments to close on three targeted operating SMR companies, $346,000 for working capital and $820,000 to cure defaults associated with its commercial properties.

     On July 27, 1995 the Company acquired all of the outstanding voting stock of John Sandy Productions, Inc. (JSP), a privately held corporation under the sole control of John Santucci. The business purpose of this self-supporting video production company was to obtain in-house marketing and media production expertise to support the Company's marketing of its future telecommunication services. As of the date of this filing, the Company is in dispute with John Santucci over the original purchase agreement for JSP. The Company and John Santucci have agreed to go to arbitration with respect to the contract dispute. For accounting purposes, the Company's total cash investment in this wholly-owned subsidiary has been recorded in other assets as of March 31, 1997.

     The Company has limited capitalization and is dependent on the proceeds of private and public offerings to continue as a going concern, implementing its business plan and completing targeted acquisitions. As of March 31, 1997, the unaudited results of the Company indicated assets of $7,598,257, negative working capital of $1,025,247, and debt in default of $620,000. All during fiscal 1997 and to the date of this filing, the Company has had and continues to have a substantial need for working capital to cure defaults on debt obligations and for normal operating expenses associated with the Company continuing as a going concern. Any activities in the communications industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     Although still in the development stage, the Company's Subsidiary, TTI Communications Corporation, is fully operational in the sale of prepaid phone cards. Marketing is accomplished through wholesale distribution to independent convenience stores. Through TTI Communications Corporation, the Company is currently generating substantial revenues from operations. From the Subsidiaries inception on February 12, 1997 to March 31, 1997, TTI Communications Corporation generated a total of $24,894 in revenues from sales of prepaid long distance telephone cards. Costs and expenses related to such revenues included costs of product sold $9,682 and operating expenses of $44,111 totaling $53,793. Prior to the period ended March 31, 1997 the Company had not generated significant revenues from operations.

     ComTec International, Inc. (the "Company") formulated a preliminary financing arrangement and tentative debt conversion option process and obtained One Million Five Hundred Thousand Dollars ($1,500,000) of debt financing by issuing a Debenture to Geneva Reinsurance Company, Ltd., a corporation organized outside of the United States of America. The Debenture requires interest of 12% per annum payable February 28, 1998. The Debenture matures and the entire principal amount is due February 28, 1998.
Potential conversion option features anticipate the reservation of shares for potential conversion with rights for conversion into shares of the common stock of the Company at any time prior to maturity. The conversion feature permits the holder of the debenture to convert all or any part of the Debenture into shares of the .001 par value common stock of the Company at the rate of 1000 shares per $96.00 of Debenture principal. If converted the holder is to receive warrants to purchase a number of shares equal to shares of common stock received in the conversion, said warrants to be exercisable at any time during a three year period following conversion at an exercise price of $.90 per share. Geneva Reinsurance Company, Ltd. had no previous affiliation with the Company.

     An additional agreement involving Geneva Reinsurance Company, Ltd. calls for future debt funding to be received by the Company in the amount of One Million Dollars ($1,000,000) under terms to be negotiated. Such debt funding agreement is anticipated to be completed by June 30th, 1997.

     On October 23, 1996, the Company obtained a firm commitment to underwrite a $25 million debt and a $15 million common stock secondary offering. Although the Company will endeavor to finance its working capital needs through additional debt or equity financing, there is no assurance that any financing will ultimately be sold in the public markets. In addition, any debt financing may require the Company to mortgage, pledge or hypothecate its assets. Furthermore, as of March 31, 1997, the Company was in default covering certain notes payable and short term notes and there is no guarantee that even if the future debt or equity financing is secured future defaults can or will be cured.

     As of the date of this filing, the Company has issued 39,767 shares of Series C Preferred Stock with a stated value of $10.00 in connection with the DCL options acquired per the closing agreement dated August 6, 1996.

     During quarter ended March 31, 1997, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's plan to achieve profitable operations is subject to the validity of its assumptions and risk factors within the telecommunication industry and pertaining to the Company.

Quarter Ended March 31, 1997.

     For the quarter ending March 31, 1997 the Company's incurred general and administrative expenses of $360,163. For the quarter ending March 31, 1996 the Company's incurred general and administrative expenses of $762,497. The majority of this expense is due normal operating expenses associated with the business plan concentrating on wireless telecommunications.

     On December 3, 1996 the Company formed American Wireless Network, Inc., a wholly owned subsidiary of the Company to pursue opportunities in the Specialized Mobile Radio (SMR) industry. In connection with this transaction, the Company transferred all SMR radio licenses under ownership and control of the Company valued at $1,942,000 to American Wireless Network, Inc. (AWN) in exchange for 500,000 shares of common stock in AWN. On December 22, 1996 AWN issued 143,000 shares of common stock to additional investors of AWN. In March of 1997 the Company purchased or exchanged for stock in the Company all shares of AWN held outside of the Company. As of March 31, 1997, the Company's owned all of the outstanding common stock of AWN.

     During the quarter ended March 31, 1997, ComTec International, Inc. (the "Company") formulated a preliminary financing arrangement (and tentative debt conversion option process described above) to obtain One Million Five Hundred Thousand Dollars ($1,500,000) of debt financing by issuing a Debenture to Geneva Reinsurance Company, Ltd., a corporation organized outside of the United States of America. The Debenture requires interest of 12% per annum payable February 28, 1998. The Debenture matures and the entire principal amount is due February 28, 1998

     On approximately March 31st, 1997, the Company obtained possession through tentative agreements to acquire for future issuance of common stock in a nonpublic exchange,. six (6) giant light-emitting diode (LED) screens. The asset acquisition, subject to audit, title review and market basis evaluation of the giant LED screens is also contingent upon sufficient authorized and unissued shares of the Company's common stock being available. Present calculations of the Sellers cost basis record the assets on the Company's balance sheet at $2,400,000. At such valuation the acquisition will require the future issuance of 25,000,000 shares of the common stock of the Company ($.096 per share). A closing date for achievement of the stock exchange portion of the transaction, to be facilitated through Geneva Reinsurance Company, Ltd., a corporation organized outside of the United States of America, has not yet been determined.

     As of March 31, 1997, $35,000 consisting of a short-term note due Phillips Energy Corp. due Local Service Corp, were in dispute. As of the date of this filing, the Company has agreed to pay $45,000 consisting of principal and accrued interest to date. The first two installments under this agreement were paid as of the date of this filing.

     At March 31, 1997, the Company records indicated an issued and outstanding common stock balance of 48,346,875 shares with shareholder equity of $2,307,638. As of that date, $420,000 of preferred shares had been authorized and issued.

Quarter March 31, 1996.

     For the quarter ending March 31, 1996 the Company's incurred general and administrative expenses of $762,497. The majority of these costs were related to start up operational costs directly related to the Company's continued business plan activities in the wireless telecommunication industry. No significant items were recorded in the three months ending March 31, 1996.

     At March 31, 1996, the Company records indicated an issued and outstanding common stock balance of 29,814,750 shares with shareholder equity of $388,708. As of that date, $420,000 of preferred shares were authorized and issued.

                                Part II

ITEM 1.  LEGAL PROCEEDINGS

     Local Service Corporation vs. ComTec International, Inc. and various lawsuits and litigation associated with or related to that suit were settled during the quarter ended March 31, 1997 or prior to the date of this report.

     Sunset Life Insurance Company of America vs. CTI Real Estate, Inc. This suit, a foreclosure action on the Companies building was filed in September 1996 in the District Court for Arapahoe County, Colorado. Sunset Life Insurance Company sought and obtained the appointment of a receiver to manage the Company's Building. This suit was consolidated with Shamrock Electric Co. vs. Nattem U.S.A. Incorporated; Keystone Holding Corp.; ComTec International; Tim Degarmo T.B.A. DBI Construction a/k/a DBI Design Builders a/k/a Carlton Builders Inc.; David L. Terry; Celia M. Terry; Local Service Corporation; Spelman Mortgage and Investment Company; Kansas City Life Insurance Company; Sunset Life Insurance Company of America; Key Communications Group; Golesh Door & Trim, Inc.; Roberta F. Gillis, Public Trustee of Arapahoe County, and any and all occupants. This suit was filed in April 16, 1996 in the District Court for Arapahoe County, Colorado. This is a mechanic's lien action seeking payment for work performed on the Company's Building in the approximate amount of $13,000. Kansas City Life Insurance Company and Golesh Door & Trim, Inc. have each counterclaimed and filed for judicial foreclosure on the Company's Building. Not all of the parties have responded in this action.
No trial date has been set. The Company is seeking a commercial mortgage loan in order to settle the foreclosure action as well as continuing to attempting to cure the defaults .

     On July 27, 1995 the Company acquired all of the outstanding voting stock of John Sandy Productions, Inc. (JSP), a privately held corporation under the sole control of John Santucci. The business purpose of this self-supporting video production company was to obtain in-house marketing and media production expertise to support the Company's marketing of its future telecommunication services. As of the date of this filing, the Company is in dispute with John Santucci over the original purchase agreement for JSP. The Company and John Santucci have agreed to go to arbitration with respect to the contract dispute. For accounting purposes, the Company's total cash investment in t John Sandy Productions, Inc. has been recorded in other assets as of March 31, 1997.

     The Company has additional contract disputes and adversary claims with various venders, former consultants and other entities, all of which arise in the normal course of business of a firm in the development stage with a business plan similar to the Company.

     Except for the foregoing, no material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 2.  CHANGE IN SECURITIES.

     Increase in Authorized Shares.

     The following amendment to the Articles of Incorporation was adopted by the Shareholders of the corporation on March 28, 1997 at the annual meeting of the shareholders in the manner prescribed by the New Mexico Business Corporation Act:

     V. Article 5(A) of the articles of incorporation is hereby amended to read in its entirety as follows:

     A)    Authorized Shares:   The aggregate number of shares
which the corporation shall have authority to issue is 110,000,000 shares. One Hundred Million (100,000,000) shares shall be designated "Common Stock", and shall have a par value of $.001.
Ten Million (10,000,000) shares shall be designated "Preferred Stock", and shall have a par value of $.001 per share, and shall be issued for such consideration, expressed in dollars, as the Board of Directors may from time to time, determine.

     Shareholder Authorization for Recapitalization.

     At the Annual Meeting held on March 28, 1997, the Shareholders of the Company approved a proposal to give the Company's Board of Directors authority to institute a reverse stock split of from 3 for 1 to 100 for 1 at the discretion of the Board of Directors until December 31, 1997. The Board of Directors has not yet taken any action with respect to the authority granted by the Shareholders on March 28th, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the shareholders of the Company was held on March 28th, 1997. The necessary quorum of voting shares (a total of 28,711,046 common shares) was present at the meeting in person or by proxy.

     The following matters were placed for Shareholder vote at the March 28th, 1997 Annual Shareholder meeting.

     Election of Directors:

     Clifford Perlman was elected to the Board of Directors until the next annual meeting of the Shareholders. Votes for this director totaled 28,430,346, votes against totaled 214,300.

     Donald G. Mack was elected to the Board of Directors until the next annual meeting of the Shareholders. Votes for this director totaled 28,430,346, votes against totaled 214,300.

     Thomas Moscariello was elected to the Board of Directors until the next annual meeting of the Shareholders. Votes for this director totaled 28,430,346, votes against totaled 214,300.

     Increase in Authorized Shares.

     The following amendment to the Articles of Incorporation was adopted by the Shareholders of the corporation on March 28, 1997 at the annual meeting of the shareholders in the manner prescribed by the New Mexico Business Corporation Act:

     V. Article 5(A) of the articles of incorporation is hereby amended to read in its entirety as follows:

     A)    Authorized Shares:   The aggregate number of shares
which the corporation shall have authority to issue is 110,000,000 shares. One Hundred Million (100,000,000) shares shall be designated "Common Stock", and shall have a par value of $.001.
Ten Million (10,000,000) shares shall be designated "Preferred Stock", and shall have a par value of $.001 per share, and shall be issued for such consideration, expressed in dollars, as the Board of Directors may from time to time, determine.

    Votes for the Amendment to the articles of incorporation totaled 26,976,452, votes against the amendment totaled 1,347,346.

     Shareholder Authorization for Recapitalization.

     At the Annual Meeting held  on March 28, 1997, the
Shareholders of the Company approved a proposal to give the Company's Board of Directors authority to institute a reverse stock split of from 3 for 1 to 100 for 1 at the discretion of the Board of Directors until December 31, 1997.

     Votes for the authorization for recapitalization totaled
26,683, 633, votes against the recapitalization proposal totaled
2,019,446.

     Shareholder Authorization for Adoption of 1997 Stock Option
Plan.

     At the Annual Meeting held  on March 28, 1997, the
Shareholders of the Company approved a proposal to establish a 1997 stock option plan which plan when instituted will provide limited qualified and nonqualified stock option incentives for key employees, officer and directors.

     Votes for the authorization of the 1997 stock option plan totaled 26,803,402, votes against the recapitalization proposal totaled 1,401,929.

ITEM 5.  OTHER INFORMATION

     (a)   CHANGES IN BOARD MEMBERS AND OFFICERS


          On February 12, 1997, Robert Clausen resigned as Secretary and member of the Board of Directors of the Company. There was no disagreement with Mr. Clausen on any administrative, operational or technology issues or public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with its report.

          Daniel Melnick, age 65 was appointed as a Director of the Company by the Board of Directors at the annual meeting of the Board of Directors of the Company held on March 28, 1997. Mr. Melnick replaces Robert Clausen who previously resigned as a Director. Mr. Melnick had no previous affiliation with the Company

          On May 6, 1997, Thomas Moscariello  resigned as
     Secretary and member of the Board of Directors of the Company. There was no disagreement with Mr. Moscariello on any administrative, operational or technology issues or public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with its report.

          Clifford S. Perlman assumed the duties as Corporate
     Secretary.

ITEM 6.     EXHIBITS AND REPORTS

(a) & (b)  Financial Statements and Schedules.  See Index to
           Financial Statements beginning on page 10.

(c) Exhibits. The following documents are filed herewith or incorporated herein by reference as Exhibits:

Exhibits

  3.0 Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company's Form S-1
           Registration Statement No. 82-88530 dated December 20,
           1983).

  3.1 By-laws. (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 82
           -88530 dated December 20, 1983).

  3.2 Amendment to Articles of Incorporation. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed May 13,1997)

  4.0      Certificate of Designation of Series A Preferred Shares.
           (1)

  4.1      Certificate of Designation of Series B Preferred Shares.
           (1)

  4.2      Certificate of Designation of Series C Preferred Shares.
           (1)

 10.01 Form of Employment Agreement between the Company and its officers. (1)

 11        Not Applicable.

 15        Not Applicable.

 18        Not applicable.

 19        Not applicable.

 22        Not Applicable.

 23        Not Applicable.

 24        Not applicable .

 27        Financial Data Schedule

(d)       The Company filed the following reports on Form 8-K:

          Form 8K,  May 12, 1997


(1) Incorporated by reference to the Company's Form 10-KSB as of June 30, 1996

                              SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                   COMTEC INTERNATIONAL, INC.

Date:   May 19, 1997               By:  /s/ Donald G. Mack
                                   Donald G. Mack, President and
                                   Chief Executive Officer

                                   By:  /s/ Donald G. Mack
                                   Donald G. Mack
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                         Title               Date


/s/ Donald G. Mack               Director         May 19, 1997
Donald G. Mack


/s/ Clifford S. Perlman          Director         May 19, 1997
Clifford S. Perlman

                       COMTEC INTERNATIONAL, INC.

                     INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements                            Page

Balance Sheets at March 31, 1996 and March 31, 1997           F-1

Statements of Operations at March 31, 1996
  and March 31, 1997                                          F-3

Statements of Cash Flows at March 31, 1996
  and March 31, 1997                                          F-4

Notes to the Financial Statements                             F-5

              COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                 (a Development Stage Enterprise)

                   Consolidated Balance Sheet


                                            6/30/96      3/31/97
                                                       (unaudited)
                                          ----------   -----------
Current Assets
   Cash                                   $   27,482   $   814,461
   Prepaid and other current assets            1,610        37,054
   Officer Receivable                         25,446            --
                                          ----------   -----------

       Total current assets                   54,538       851,515
                                          ----------   -----------
Property and equipment, net                2,149,633     1,826,469
                                          ----------   -----------
Other assets
   Deposits and other                         97,904     2,975,773
   License rights                             75,000     1,944,500
                                          ----------   -----------
                                             172,904     4,920,273

       Total assets                       $2,377,075   $ 7,598,257
                                          ==========   ===========

Current Liabilities
   Accounts payable                       $  206,086   $   230,110
   Accrued payroll - officer                  31,000        26,000
   Other accrued expenses                    258,584             0
   Short-term Notes & Debentures payable     236,182     1,620,652
   Current portion of long-term debt         622,835       620,000
                                          ----------   -----------
       Total Current liabilities           1,354,687     2,496,762
                                          ----------   -----------
Long-term debt                               344,584       393,857

Interest in preferred stock of subsidiary    172,720            --

Commitments and contingencies                     --     2,400,000

Stockholders' equity

   Series A convertible preferred stock,
   $1 stated par and liquidation
   value 1,000,000 shares authorized,
   420,000 shares issued and outstanding;
   $420,000 liquidation preference           420,000       420,000




   Series B convertible preferred stock,
   $5 stated par and liquidation value;
   1,500,000 shares authorized, no shares
   issued and outstanding; liquidation
   subordinated to Series A liquidation
   value                                          --            --

   Series C convertible preferred stock,
   $10 stated par and liquidation value;
   1,500,000 shares authorized, 39,700
   shares issued and outstanding;
   liquidation subordinated to Series A
   and Series B liquidation value                 --       397,000

   Common stock, .001 par value;
   50,000,000 shares authorized
   48,346,875 shares issued and
   outstanding 3/31/97                        41,299        48,345

   Additional paid in capital              6,148,899     8,846,112

   Prepaid media agreements               (1,300,000)   (1,300,000)

   Stock held in escrow                   (1,225,000)   (1,225,000)

   Deficit accumulated during
    the development stage                 (3,580,114)   (4,878,819)
                                          ----------   -----------
       Total stockholders' equity         $  505,084   $ 2,307,638
                                          ----------   -----------

Total Liabilities and
  Shareholders Equity                     $2,377,075   $ 7,598,257
                                          ==========   ===========


            ComTec International, Inc. and Subsidiaries
                (a Development Stage Enterprise)

                        Three Months Ended      Nine Months Ended
                             March 31,               March 31,
                            (unaudited)             (unaudited)
                      ----------------------  -----------------------
                          1996       1997         1996        1997
                      ----------  ----------  -----------  -----------

Revenues
   Sales              $       --  $   24,894  $        --  $    24,894

   Cost of Sales              --       9,682           --        9,682
                      ----------  ----------  -----------  -----------
   Gross Profit               --      15,212           --       15,212
                      ----------  ----------  -----------  -----------
Expenses
   General and
     Administrative      762,497     360,163    2,148,876    1,407,801
   Interest Expense       94,876      32,476       94,876       42,100
                      ----------  ----------  -----------  -----------
      Total Expenses     857,373     392,639    2,243,752    1,449,901
                      ----------  ----------  -----------  -----------
Rental and Other Income   90,910      69,551      302,827       76,195
Gain on Disposition           --      59,789           --       59,789
                      ----------  ----------  -----------  -----------
Net Loss              $ (766,463) $ (248,087) $(1,940,925) $(1,298,705)
                      ==========  ==========  ===========  ===========
Weighted Average
  Common Shares       22,150,953  46,429,922   22,150,953   46,429,922

Net Loss per
  Common Share             (0.03)      (0.01)       (0.09)       (0.03)


                        COMTEC INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Nine Months Ended March 31,
                                               1995          1996
                                            (unaudited)   (unaudited)
                                            -----------   -----------
Operating activities:
  Net Loss                                  $(1,940,925)  $(1,298,705)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation expense                       80,059         3,463
      Services exchanged for stock              926,205            --
      Changes in assets and liabilities:
        Increase in accounts receivable          (2,809)      (35,444)
        Decrease in prepaid interest             11,329            --
        Increase (decrease) in
          accounts payable                      327,804      (239,560)
                                            -----------   -----------

        Total adjustments                   $ 1,342,588   $  (271,541)
                                            -----------   -----------

  Net cash used in operating activities     $  (598,337)  $(1,570,246)

Investing activities:
  Purchase of property, plant and
    equipment and trade name                $  (140,167)  $   (32,968)
  Restricted cash                               (25,044)           --
  Decrease in note receivable                    22,952            --
  Management contracts                               --    (1,814,066)
  Cash paid in acquisition                      (14,964)           --
  Other                                          (2,021)           --
                                            -----------   -----------

  Net cash used in investing activities     $  (159,244)  $(1,847,034)

Financing activities:
  Advances from related party                        --            --
  Proceeds from private placement of
    common stock                                798,391   $ 2,704,259
  Payments on note payable                           --            --
  Proceeds from Debentures                           --     1,500,000
  Payment on long-term notes payable            (11,327)           --
  Proceeds from exercise of warrants                 --            --
                                            -----------   -----------

  Net cash provided by financing activities $   787,064   $ 4,204,259

Increase in cash                            $    29,483   $   786,979
Beginning cash balance                           21,736        27,482
                                            -----------   -----------
Ending cash balance                         $    51,219       814,461


                                                               F-4

              ComTec International, Inc. and Subsidiaries
          NOTES TO MANAGEMENTS UNAUDITED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the nine month periods ended March 31, 1996 and March 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Report on Form 10KSB for the year ended June 30, 1996 and prior periods. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1997.

                                                               F-5

                       COMTEC INTERNATIONAL, INC.

          Exhibit Index to Quarterly Report on Form 10-QSB
                For the Quarter Ended March 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule                           17