Form 10KSB
period 1997-06-30
COMTEC INTERNATIONAL INC
filed 1998-09-18
CIK 729443

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

              [X] Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended June 30, 1997
                         Commission File No. 0-12116

                          ComTec International, Inc.
               (Name of Small Business Issuer in its charter)
New Mexico                                                       75-2456757
State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization                           Identification No.)

       9350 East Arapahoe Road, Suite 340, Englewood, Colorado 80112
                  (Address of principal executive offices)

                               (303) 662-1198
             (Issuer's Telephone Number Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.001 par value
                             (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                           Yes         No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information: [  ]

Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [  ]

 The aggregate market value of the voting stock (common stock) held by non-affiliates of the issuer as of the close of business on September 9, 1998 was approximately $2,821,000.

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

       Number of shares outstanding of each of the issuer's classes of Common stock as of September 11, 1998 was 42,703,700 shares.

      State issuer's revenues for its most recent fiscal year.    -0-  .

                ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
                           Yes  X      No

                 DOCUMENTS INCORPORATED BY REFERENCE: None

FORM 10-KSB ANNUAL REPORT - FISCAL YEAR ENDED JUNE 30, 1997

COMTEC INTERNATIONAL, INC.


TABLE OF CONTENTS                                           Page

PART I

Item 1.     Description of Business                            3.
Item 2.     Description of Property                           15.
Item 3.     Legal Proceedings                                 16.
Item 4.     Submission of Matters to a Vote of
                 Security Holders                             17.

PART II

Item 5.     Market for Common Stock Equity and
                 Related Stockholder Matters                  19.
Item 6.     Management's Discussion and Analysis
                 or Plan of Operation                         22.
Item 7.     Financial Statements                              29.
Item 8.     Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                         29.
PART III

Item 9.     Directors, Executive Officers,
                 Promoters and Control Persons;
                 Compliance with Section 16(a)
                 of the Exchange Act                          32.
Item 10.     Executive Compensation                           34.
Item 11.     Security Ownership of Certain
                 Beneficial Owners and Management             38.
Item 12.     Certain Relationships and
                 Related Transactions                         39.
Item 13.     Exhibits and Reports on Form 8-K                 41.

SIGNATURE PAGE                                                44.

INDEX TO FINANCIAL STATEMENTS                                 45.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)    Business Development:

1.     General Corporate
       -----------------

     ComTec international Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company has undergone many changes to date as a result of certain reorganizations. Historical changes are more fully disclosed in prior 34 Act filings. The Company's principal office is located at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado 80112; its telephone number is (303) 662-1198; its facsimile number is (303) 662-8485. The Company is currently authorized to issue 100,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN") and three inactive subsidiaries.

     On May 10, 1995, pursuant to the terms and conditions of a written agreement, the control of the Company was acquired by the shareholders of Keystone Holding Corporation ("KHC"), a privately owned Colorado corporation under the control of Donald G. Mack, solely in exchange of voting securities of the Company. In connection with this acquisition 2,245,795 shares of the Company's common stock were issued to KHC shareholders in exchange for the following major assets of KHC; (1) a commercial revenue producing property valued at $392,214 and (2) a satellite uplink system valued at $290,000 (net of depreciation). In connection with the revenue producing property there was a $347,645 liability (SEE ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

     As a result of this transaction, the Company experienced a complete change of management control. On October 27, 1995, Nattem, USA, Inc. (then the name of the Company) changed its name to ComTec International, Inc., and planned to develop various telecommunications services and products, principally in the areas of Specialized Mobile Radio (SMR). During the past fiscal year, the Company departed from the strictly SMR business strategy to include now terminated ventures in prepaid phone cards and giant LED screens.

     The following amendment to the Articles of Incorporation was adopted by the Shareholders of the corporation on March 28, 1997 in the manner prescribed by the New Mexico Business Corporation Act:

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

     On March 28, 1997 the Shareholders of the Company approved a proposal to give the Company's Board of Directors authority to institute a reverse stock split of from 3 for 1 to 100 for 1 at the discretion of the Board of Directors until December 31, 1997. On December 26, 1997 the

Board of Directors of the Company acted pursuant to shareholder authority granted at the Annual Meeting of Shareholders held March 28th, 1997, to declare a one for five reverse stock split of the Company's .001 par value common stock effective 12:01 A.M. January
31st, 1998.   All share data and per share data is stated to
reflect the reverse stock split.

2.   Current Operations
     ------------------

     Operating Subsidiary

     On December 3, 1996 the Company formed American Wireless Network, Inc., a wholly owned subsidiary of the Company to pursue opportunities in the Specialized Mobile Radio (SMR) industry. In connection with this transaction, the Company transferred all SMR radio licenses under ownership and control of the Company to American Wireless Network, Inc. (exchange for 500,000 shares of common stock in AWN. On December 22, 1996 AWN issued an additional 143,000 shares of common stock to three additional Company affiliated entities. In March of 1997 the Company exchanged for stock in the Company all shares of AWN held outside of the Company. As of March 31, 1997, and currently the Company owns all of the outstanding common stock of AWN. AWN currently operates SMR sites in seven Metropolitan Trade Areas ("MTAs") in the southeastern U.S.A., operating specialized mobile radio licenses purchased from Centennial Communications Corp. on July 6, 1998.

     Purchase of Specialized Mobile Radio Communications Systems

     On December 5, 1997, the Company through AWN began operations as a provider of SMR two-way communication services. By an agreement executed on December 4, 1997, American Wireless Network, Inc., a wholly owned subsidiary of ComTec International, Inc. (the "Company") acquired management control of Specialized Mobile Radio ("SMR") related assets and licenses owned by Centennial Communications Corp. of Denver, Colorado in seven metropolitan trade areas located in southeastern USA. The transaction was an arms length purchase and sale transaction, negotiated by the representatives of each party to the agreement.

     The Company and Centennial Communications Corp., a Colorado Corporation, initially entered into a letter of intent dated as of October 16, 1997 and a formal agreement was entered into on December 4, 1997 between American Wireless Network, Inc., a Colorado Corporation and Centennial Communications Corp. (the "Agreement") whereby the American Wireless Network, Inc. acquired management control on December 5, 1997 of the SMR assets and SMR licenses owned by Centennial Communications Corp. together with the SMR related business limited to and located in the seven following USA metropolitan trade areas: Birmingham, Alabama; Knoxville, Memphis, and Nashville, Tennessee; Oklahoma City and Tulsa, Oklahoma; and New Orleans, Louisiana. The assets acquired by the agreement include SMR licenses issued by the Federal Communications Commission ("FCC"), radio equipment and antennas, tower site leases and the customer base of Centennial Communications Corp. in the seven acquired markets. Since the acquisition, American Wireless Network, Inc. has continued to utilize the assets acquired in the transaction for the same purposes, that of commercial sale of air time to business users, as was utilized by Centennial Communications Corp. Transfer of title to the assets and licenses occurred at a second closing on July 6, 1998. Until transfer of legal title of the assets to American Wireless Network, Inc., on July 6, 1998, the seven markets were operated by American Wireless Network, Inc. pursuant to a management agreement. The total purchase price of the assets was $3,035,697, consisting of cash deposit of $200,000 in October 1997, payment $1,000,843 in cash on December 4, 1997, a promissory note from American Wireless Network, Inc. to Centennial Communications Corp. in the amount of $444,147 (which was paid on July 6, 1998) and assumption of FCC notes totaling $1,390,707 by American Wireless Network, Inc.

     Prior to this acquisition, neither the Company nor its subsidiary, American Wireless Network, Inc., had any affiliation with Centennial Communications Corp. nor any of its officers, directors, affiliated companies or shareholders.

     Change of Address of Registrant

     On December 15, 1997 the Company relocated its principal offices to Suite 340, East Arapahoe Road, Englewood, Colorado, 80112. The Company's new phone number is (303)-662-1198. The Company's subsidiary, American Wireless Network, Inc. which is also located at such address, entered into a three-year lease for the premises, said lease ending November 30, 2000.

     Inactive Subsidiaries

     Custom Concepts, Inc. was incorporated as a Colorado
Corporation in November, 1997 as an additional subsidiary of the Company. Custom Concepts, Inc. is currently inactive with no defined business plan and has no material assets.

     On January 14, 1998 the name of CTI Real Estate, Inc. a subsidiary of the Company which held real estate formerly owned by the Company, was changed to AmNet Resources, Ltd. ("AmNet").
AmNet has no active operations or material assets. AmNet is currently inactive with no defined business plan and has no material assets.

     International Media Group, Ltd. ("IMG") was formed as Colorado Corporation in March of 1997 with a business plan to operate and market as a public advertising media, the use as of giant LED screens. The Company has determined to dispose of the LED screens. IMG has no active operations or material assets. IMG is currently inactive with no defined business plan and has no material assets

3.   Change in Management
     --------------------

     The Company has undergone a complete change in management over the past year. Since October, 1997 the Company has undergone management restructure to the extent that the no Director, Officer or Management Executive associated with the Company as of the 6/30/96 10KSB is now associated with the Company.

     Since October, 1997 several new management executives have joined the ComTec International, Inc. organization. James J. Krejci, MBA, formerly a top executive with Jones Intercable, Inc./Jones International, Ltd. associated companies was named CEO of AWN and COO of the Company in February, 1998. Michael Bunch, a CPA and MBA, became the organization's controller in tandem with the appointment of Gordon Dihle, as CFO and as a Company Director in the initial management restructure which took place in October, 1997 following the resignation of Clifford S. Perlman.

     On November 22, 1996, Kelsey T. Kennedy resigned as Chief
Financial Officer of the Company.

     On December 31, 1996, Mitchell B. Chi resigned as Chief Financial and Operating Officer and member of the Board of Directors of the Company. Mr. Chi was hired by American Wireless Network, Inc. as Chief Operating and Finance Officer on January 1, 1997 and elected to the Board of Directors of American Wireless Network, Inc. on December 3, 1996. Mr. Chi terminated his Director position with AWN on March 18, 1997 and all association in April, 1997.

     On December 31, 1996 Donald O. Smith resigned as Chief Technology Officer of the Company. Mr. Smith was hired by American Wireless Network, Inc. as Chief Technology Officer on January 1, 1997, elected to the Board of Directors of American Wireless Network, Inc. on December 3, 1996 and appointed to the Company's Voting Trust for American Wireless Network, Inc. on February 7, 1997. The voting Trust was terminated and Donald Smith resigned as a director of AWN on March 18, 1997. Mr. Smith ended all other association with AWN in April, 1997.

     On February 12, 1997 Robert Clausen resigned as Secretary and member of the Board of Directors of the Company.

     Daniel Melnick was appointed as a Director of the Company by the Board of Directors at the annual meeting of the Board of Directors of the Company held on March 28, 1997. Mr. Melnick had no previous affiliation with the Company. Mr. Melnick has not actively participated in the affairs of the Company.

     On May 6, 1997 Thomas Moscariello resigned as Secretary and member of the Board of Directors of the Company and terminated all agreements with the Company.

     On October 8, 1997 Clifford S. Perlman resigned as a Director and Chairman of the Board of the Company and in all capacities as a Director and Officer of the Company's subsidiaries.

     Michael Bunch, a CPA and MBA, became the organization's controller in tandem with the appointment of Gordon Dihle, as CFO and as a Company Director in the initial management restructure which took place on October 8, 1997 following the resignation of Clifford S. Perlman.

     Clarence Leist, a former OneComm Manager, was appointed Chief Network Operations Engineer in November, 1997.

     James J. Krejci and began employment with the Company on February 17, 1998 and in conjunction therewith, was named CEO of American Wireless Network, Inc. and Chief Operations Officer of the Company.

     On May 8, 1998, J. Kent Millington, an individual previously unaffiliated with the Company and Clarence Leist were appointed to the Board of Directors.

     On May 8, 1998, Gordon Dihle, in conjunction with the appointment of J. Kent Millington and Clarence Leist as new members of the Board of Directors, resigned as Chief Financial Officer and in all capacities as an officer and member of the Board of Directors of the Company and all subsidiaries thereof.

     On May 11, 1998, Clarence Leist resigned as a member of the
Board of Directors of the Company.   On July 1, 1998 Clarence Leist
resigned as Chief Network Operations Engineer and all capacities with the Company.

     With respect to the resignations by each of the seven individuals named above, there was no disagreement with any person so named on any administrative, operational or technology issues or public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with its report.

     On June 23, 1998, Donald G. Mack resigned as President and CEO of the Company and in all officer and director capacities with subsidiaries of the Company. Mr. Mack remained as a Director of the Company. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings.

     On August 26, 1998, pursuant to a call for a special shareholders meeting by shareholders owning more than 10% of the Company's common stock and presented to the shareholders by a notice and proxy mailed by the Company's independent transfer agent on August 11, 1998, a special election of the shareholders of the Company was held with the following proposed purposes:

     1. Remove Donald G. Mack from the Board of Directors for cause
     2. Remove Daniel Melnick from the Board of Directors
     3. Elect James J. Krejci to the Board of Directors
     4. Elect Gordon D. Dihle  to the Board of Directors

     As a result of the Special Meeting of Shareholders held August 26, 1998, Donald G. Mack and Daniel Melnick were removed as Directors of the Company. In the same special shareholders meeting, James J. Krejci and Gordon D. Dihle were elected to the Company's Board of Directors until the next annual meeting of the Shareholders. As of August 26, 1998 the Company's Board of Directors consisted of J. Kent Millington (appointed May 8, 1998), James J. Krejci and Gordon D. Dihle.

     Prior to the special meeting of shareholders held August 26, 1998, by a letter dated August 21, Donald G. Mack tendered his resignation as a Director of the Company and as an officer and director of any of its subsidiaries. Previously, on June 23, 1998 Mr. Mack had tendered his resignation as an officer of the Company and as an officer and director of any of its subsidiaries. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Mr. Mack was officially removed as a Director of the Company by the special meeting of shareholders held August 26, 1998.

     J. Kent Millington who was appointed May 8, 1998 resigned from the board of directors effective September 2, 1998. With respect to the resignations by Mr. Millington, there was no disagreement with Mr. Millington on any administrative, operational or technology issues or public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with its report.

     At a Special Board of Directors meeting held September 2,
1998, the following officers were appointed by the Board of
Directors: James J. Krejci as President, CEO and Chairman of the Board of Directors and Gordon D. Dihle as Secretary and Treasurer. Michael Bunch remained as the organization's controller.

4.   Asset Forfeitures, Dispositions and Terminations of Contract
     ------------------------------------------------------------
Rights
------

     Keystone Holding Assets Forfeited

     On May 10, 1995, and pursuant to the terms and conditions of a written agreement, the control of the Company was acquired by the shareholders of Keystone Holding Corporation ("KHC"), a privately owned Colorado corporation under the control of Donald G. Mack, solely in exchange of voting securities of the Company. In connection with this acquisition 2,245,795 shares of the Company's common stock were issued to KHC shareholders in exchange for the following major assets of KHC; (1) a commercial revenue producing property valued at $392,214 and (2) a satellite uplink system valued at $290,000 (net of depreciation). In connection with the revenue producing property there was a $347,645 liability (SEE ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.) During the quarter ended December, 1996 the Company lost all interest and equity in property located in Parker, Colorado as a result of the conclusion of foreclosure actions against Keystone Holding Corporation and related entities. The Parker property was originally obtained from Keystone Holding Corporation as a result of the May 10, 1995 agreement whereby the assets of Keystone Holding Corporation were exchanged for common stock of the Company. As a result of depreciation and additional subsequent mortgage debt on the Parker property, an extraordinary accounting capital gain resulted from the loss of the Parker property.

     National Teleports, Inc. Acquisition Failed

     The Company previously disclosed an agreement initiated in the quarter ended March 31, 1996 for the acquisition of a 61% majority interest in Network Teleports, Inc. ("NTI") from certain shareholders. NTI broadcasts television and cable programming along with other data and transmission services via satellite uplink from its hub located in New Orleans, Louisiana. The seller representative of the selling NTI shareholders refused to go forward with the transaction. During the year ended June 30, 1996, the Company was to acquire 61% of the outstanding common stock of Network Teleports, Inc. for approximately $ 1,250,000 consisting of a $25,000 deposit and the issuance of 980,000 shares of common stock at $1.25 per share ($1,225,000), which shares were held in escrow until approval was obtained from the Federal Communications Commission. Certain shareholders of the Company were also shareholders of Network Teleports, Inc. During the year ended June 30, 1997, the agreement was terminated, which resulted in a loss to the Company of approximately $318,400 consisting of the $25,000 deposit and equipment with a net book value of $293,400 (equipment originally obtained in the Keystone Holdings, Inc. transaction described above). The loss has been charged to current operations. The escrowed shares were cancelled by mutual consent of the parties. The "Sellers" have retained a $25,000 deposit made by the Company as well as certain equipment provided by the Company. The proposed NTI transaction is defunct.

     John Sandy Production, Inc. Released

     On July 27, 1995 the Company entered an agreement to acquire all of the outstanding voting stock of John Sandy Productions, Inc.
(JSP) a privately held corporation under the sole control of John Santucci. The business purpose of this self-supporting video production company was to obtain in-house marketing and media production expertise to support the Company's marketing of its future telecommunication services. Based on a settlement agreement executed in October, 1997 the Company has agreed to terminate the original purchase agreement of JSP with John Santucci and the Company and JSP mutually released any claims against the other.
For accounting purposes, the Company's total cash investment ($40,000) in JSP had been recorded in other assets since June 30, 1996. As a result of the settlement JSP executed a promissory note in the amount of $40,000 and a production credit for future services from JSP in the amount of $40,000.

     Omni-Range Transaction Forfeited

     As of June 30, 1996, the Company reported that it controlled management option agreements on 185 SMR licenses obtained through the Omni-Range acquisition, some of which were partially constructed. These channels were not revenue producing. The Company defaulted on its payment obligation for the channels since the original compensation involved a subordinated mortgage on a building previously held by the Company which building transferred to the original lien-holder in foreclosure proceedings cumulating in December, 1997. The Company has forfeited any rights to the Omni-Range channels.

     Aurora, Colorado Property Real Estate Foreclosure

     In July, 1997 an Adverse Summary Judgment and Decree in Foreclosure was issued against the Company's wholly owned subsidiary CCI Real Estate, Inc. which as of the current date has eliminated any equity or ownership by the Company of Real Estate located at 10855 East Bethany Drive, Aurora, Colorado. In the case of Sunset Life Insurance Company of America vs. CTI Real Estate, Inc. Arapahoe County District Court, Case No. 96 CV 741, the Court issued an order dated July 18, 1997 entering summary judgment and decree in Foreclosure against CTI Real Estate, Inc., a subsidiary of ComTec International, Inc. This suit, a foreclosure action on the Company's building at 10855 East Bethany Drive, Aurora, Co. was filed in September 1996 in the District Court for Arapahoe County, Colorado. A notice of Sheriff's sale dated August 11, 1997 set a Sheriff's sale for September 23, 1997 in Littleton, Colorado. The sale was held and CTI Real Estate, Inc.'s redemption period has expired. The Company was unable to sell or redeem the property and all equity was lost. Ancillary litigation was either settled separately or merged and concluded with the foreclosure. [SEE ITEM 3 - LEGAL PROCEEDING]

     On January 14, 1998 the name of CTI Real Estate, Inc. a subsidiary of the Company which held real estate formerly owned by the Company, was changed to AmNet Resources, Ltd. ("AmNet").
AmNet has no active operations or material assets.

     DCL Associates SMR License Options Cancellation

     On August 6, 1996 the Company acquired option agreements to manage 1,380 800 MHz SMR channels in 20 states from a group of 34 associated licenses ("the DCL options"). These channels were granted an Extended Implementation Waiver ("EIW") which was modified on May 20, 1997 to require operational status of the entire group of remaining channels by May 20, 1999. The first construction deadline was for 10% of the channels (137) by December 31, 1996. FCC database shows that 145 stations were constructed by the Company's subsidiary to meet this requirement. The August 6, 1996 agreement was recorded as a purchase of license rights by the Company at a purchase price of $1,597,000 in the Company's September 30, 1996 10QSB and subsequently increased with subsequent stock issuances. As a result of disputes which began in February, 1997, DLC Associates, Inc. notified the Company that DCL Associates, Inc. and additional parties ("DCL") considered the Company to be in default of its obligations under the option agreements. On August 7, 1997 the Company filed a Complaint for declaratory relief and damages in United States District Court for the District of Colorado, Denver, Colorado, Case 97-1685 seeking a court ruling that option agreements entered into by and between the Company and the Defendants, consisting of DCL Associates, Inc. and thirty three additional Defendants were legal, valid and enforceable agreements. The Defendants filed an answer and counterclaim March 30th, 1998 denying that the option agreements, subcontract agreement and management agreement entered into by the Defendants and the Company remained valid and further alleging failure of performance, failure of consideration and inequitable conduct on the part of the Company. The entire DCL option transaction and associated litigation was terminated by legal settlement on June 22, 1998. The opportunity to purchase to DCL licenses for $925,000 cash as provided by the settlement agreement expired on July 1, 1998. In the same settlement, all of the stock previously issued to DCL Associates, Inc. by ComTec in payment of such options, consisting of 1,361,786 common shares (including 662,786 common shares issued in exchange for 39,767 shares of Series C Preferred Stock) has been returned to the Company and cancelled. The Company had issued 39,767 shares of Series C Preferred Stock with a stated value of $10.00 in connection with the DCL options acquired per the closing agreement dated August 6, 1996, these shares were converted to 662,786 shares of common stock pursuant to the DCL option agreement. The net result of the entire transaction in retrospect is the loss of the actual cash paid to DCL Associates of approximately $150,000. ComTec has no further interest or claim to the DCL options or
assets associated therewith.   [SEE ITEM 3 LEGAL PROCEEDINGS]

     GPS Communications, Inc. Acquisition Terminated

     In the 10QSB for the period ended 9/30/96 the Company discussed a pending acquisition agreement with GPS Communications, Inc. ("GPSI"). GPSI is a private company which had an uncompleted arrangement with the Company to sell all its patents and intellectual rights on three commercial products which use the federally owned tracking system called Global Positioning Satellite
(GPS). The Company withdrew from its letter of intent as a result of failures to reach mutually satisfactory agreements.

     Telecosm & Associates, L.C. Agreement Expired

     In the 10QSB for the period ended 9/30/96 the Company discussed a pending acquisition agreement with Telecosm & Associates L.C. ("Telecosm"). Telecosm is a Limited Liability Company which had an uncompleted arrangement with the Company to sell to the Company option and management agreements covering 2,199 licenses. This arrangement has expired without any transaction occurring.

     Commercial Communications, Inc. Acquisition Failed

     In the 10QSB for the period ended 9/30/96 the Company discussed a pending acquisition agreement with Commercial Communications, Inc. ("CCI"). CCI is a private corporation whose primary business was providing SMR two-way dispatch services. The proposed purchase of the CCI system was never completed and the transaction failed. There is no pending transaction with CCI.

5.   Other Acquisitions Terminated
     -----------------------------

     In the 10QSB for the period ended 9/30/96 the Company discussed a pending acquisition agreement with three undisclosed companies (due to nondisclosure agreements). None of these proposed transactions occurred and all letter of intent agreements have expired. There are currently no outstanding letters of intent to acquire any operations. During prior reporting periods the Company has entered into letters of intent to acquire (subject to various contingencies) a number of different entities including Direct Comm, Inc. and Worland Communications, Inc. all of these proposed transactions have failed, for reasons including failure to meet financial commitments by the Company or disputes as to terms and other conditions. Any deposits made by the Company have been forfeited.

     Prepaid Media Credit Charged Off

     In December 1995, the Company entered into a three (3) year media purchase agreement for $ 1,950,000, which was partially prepaid through the issuance of 1,040,000 common shares at $ 1.25 per share ($1,300,000). As the advertising was utilized, the Company was to pay one third of invoice and two thirds would be by the advertising media responsibility. The Company also granted the advertiser an option to acquire 200,000 common shares at $ 1.25 per share. The option expires in the year 2000. During the year ended June 30, 1997, management determined the media agreements had no continuing value and charged current operations for the outstanding balance. The common stock issued and unexpired option remain outstanding.

6.   Subsidiaries Dissolved
     ----------------------

     Keystone Holdings, Inc. was dissolved on September 1, 1996 by action of the Colorado Secretary of State.

     Key Communications Group, Inc. was dissolved on September 1,
1996 by action of the Colorado Secretary of State.

     The two dissolved subsidiaries were wholly owned but inactive subsidiaries of the Company.

7.   Discontinued Subsidiary Operations
     ----------------------------------

     TTI Communications Corporation

     The Company in conjunction with three additional 10% shareholders invested in a subsidiary, TTI Communications Corporation, a long-distance telecommunication business, on February 12, 1997. This partially owned subsidiary began operations approximately February 19, 1997 and by March 31, 1997 was functionally operational but operating at a substantial loss. TTI Communications Corporation continued to incur substantial operating losses until the time the Company's interest in TTI Communications Corporation and all operations was terminated approximately December 2, 1997. This business resold long distance telephone service through prepaid phone cards. The Company had a 70% interest in TTI Communications Corporation, the remaining 30% interest in the subsidiary is owned 10% each by two unaffiliated individuals and one unrelated Limited Liability Company. On December 2, 1997 the Company disposed of its entire interest in TTI Communications Corporation. The Company recorded a loss of $514,800 for the year ended June 30, 1997 with respect to its investment in TTI Communications Corporation.

     International Media Group, Ltd.

     The Company organized a new subsidiary, International Media Group, Ltd. on March 20, 1997. International Media Group, Ltd. ("IMG") was formed with a preliminary business plan to operate and market as a public advertising media, the use as of giant LED screens. On approximately March 31, 1997, the Company obtained possession (through agreements to acquire for future issuance of common stock in a nonpublic exchange) of six (6) giant light-emitting diode (LED) screens. The asset acquisition, valued the LED screen assets at $2,400,000. The giant LED screens provide active light presentation programs, adaptable for indoor or outdoor use for sporting events, advertising displays and other theatrical applications. At such valuation the acquisition required the issuance of 5,000,000 shares of the common stock of the Company ($.48 per share considering the January 31, 1998 1 for 5 reverse stock split). The stock exchange portion of the transaction, facilitated through Geneva Reinsurance Company, Ltd., a corporation organized outside of the United States of America, resulted in issuance of 5,000,000 shares of common stock to ten different entities, none of which are residents of the U.S.A on March 23, 1998. The Company intended, through its wholly owned subsidiary, International Media Group, Ltd., to lease out the screens for short-term (one to six week) events.

     Efforts at leasing and utilizing the LED screens resulted in substantial operating losses to the Company's subsidiary, IMG, through which leasing and operation of the LED screens was to take place. IMG is currently inactive. The Company currently anticipates disposing of the LED Screens, as of August 1998, the LED Screens are on consignment for sale.

8.   Terminated Financing Proposals
     ------------------------------

     Proposed Underwriting Withdrawn

     On October 23, 1996, the Company made a $25,000 deposit and obtained a letter of intent outlining a future firm commitment by National Securities, Inc. and NASD member Broker Dealer to underwrite a $25 million debt and a $15 million common stock secondary offering. National Securities, Inc. requested and suggested certain changes in the finance, operations and structure of the Company but has not moved forward with any type of underwriting process. The Company has requested refund of its $25,000 deposit. There are no currently existing agreements for underwriting a public or private offering of the Company's Securities with any NASD member Broker Dealer.

     Private Placement Withdrawn

     During the quarter ended September 30, 1996 the Company entered into a letter of intent with American Investments Services, Inc. ("ASI") an NASD member broker dealer, wherein the Company and AIS proposed a private placement to be undertaken by AIS. AIS subsequently cancelled the letter of intent and ended its preliminary efforts with respect to the proposed private placement. There are no currently existing agreements for underwriting a private offering of the Company's Securities with any NASD member Broker Dealer.

(b)  Business of Issuer:

     American Wireless Network, Inc. ("AWN") a wholly owned subsidiary of the Company was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company. The Company's operations are conducted through American Wireless Network, Inc.

     During the fiscal year ended June 30, 1997 and through the present the Company continued as a developmental stage entity focused on developing its wireless SMR business plan started in 1993 through the efforts of Keystone Holding Company. Prior to October, 1997 activities had been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company's most significant accomplishment to date is the action of its current management in completing the final closing on July 6, 1998 of the purchase of FCC licenses and operation, since December 5, 1998, of thirteen operating SMR systems located in seven southeastern U.S.A. MTAs.

Current Status and Operations
-----------------------------

     On December 5, 1997 AWN completed the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,697. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTAs: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma.

     The recently acquired systems are relatively new. The 105 operating channels had approximately 1400 subscribers, generating recurring monthly revenues of approximately $20,000 on the purchase date. These operating systems have a total of 14 sites, 105 constructed channels and cover seven (7) of the U.S.A's 51 MTAs, including nine cities located in four southeastern United States encompassing a total population of 17.4 million, of which the seven
(7) systems are presently
capable of covering approximately 5.9 million pops. AWN is working with independent local dealers in efforts to promote and expand SMR communications services within the above mentioned markets.

     At present AWN operates its seven SMR communications systems from its office in Englewood, Colorado. AWN's SMR communication services are sold to individual customers through an independent dealer network of local two-way radio communications equipment vendors ("Dealers"). The Dealers maintain the local relationships with the customers. AWN acts as the direct billing provider of SMR communications to the customer base provided by the Dealers. AWN is responsible for local telephone lines, equipment maintenance, tower site rentals, customer loading, coding and billing and all customer service and financial relationships. AWN also has all responsibility for maintaining its SMR licenses, making payments to the FCC on its licenses and funding all equipment additions and system improvements. Under the current operation and level of usage, expenses of operating the system significantly exceed revenues from the systems.

The Specialized Mobile Radio Industry
-------------------------------------

     SMR, considered "private carriage," was designed to serve the business community. With the birth of SMR, the government saw an opportunity to deregulate the business communications industry by creating a viable new marketplace and, at the same time, decrease the cost of providing fleet dispatch service to small businesses. Cellular was designed to be a mobile outgrowth of the public telephone system. Like the public telephone system, cellular systems are regulated by the FCC and public service commissions of respective state governments. Cellular, considered "common carriage" by the FCC, was designed to serve the mobile public

     The establishment of "private carrier" systems allows a third-party entrepreneur to make a profit from a mobile communications system. Services are provided by SMR systems to a number of different commercial entities, or "end users," which use the system for their communications needs. Because users do not have to invest in the base station, SMR service is available to individuals and small businesses. Services include but are not limited to dispatch, private voice and data networks, paging and telephone interconnect. Essentially, an SMR is an individual or company's internal mobile communication network. Unlike cellular, SMR does not adhere to one equipment standard or protocol. Currently, two major equipment manufacturers, Motorola and E.F. Johnson dominate the industry, each with its own protocol. Sophisticated switching necessary to facilitate wide-area SMR systems allows dissimilar systems to communicate with each other through the use of digital technology, allowing individual SMR operators to build wide-area networks through roaming agreements.

     Typical SMR users are businesses in need of communication with large or small groups of employees on the road, especially those in fleet sales and service operations. Categories of users include transportation, real estate, construction, security services, plumbing and electrical contractors, delivery services, taxi and limousine services, government agencies (such as public safety, hospital, general government agency field operations), mining operations and messenger services.

Government Regulation:
---------------------

     The Company is currently subject to regulation under the Federal Communications Commission (FCC) as defined in the Code of Federal Regulations (CFR) for wireless services. The licensing, construction, operation, sale, interconnection arrangements and
acquisitions of SMR Systems are regulated by the FCC.   FCC
approvals will be required prior to completion of an acquisition of any such SMR license which could cause a delay. The FCC approves issuance of licenses for an operating period of 5 years. Prior to expiration, the licensee must submit an application for renewal of the license evidencing that the licensee has been complying with the FCC rules and regulations. While there can be no assurance that such renewal of the license will be granted, historically such licenses have been renewed, provided that compliance with the FCC rules and regulations for the operation of the facilities has occurred. New SMR licenses must be constructed and operational within a set time limit otherwise the license expires and reverts back to the FCC for public auction.

     The construction, operation and acquisition of SMR, Satellite Teleport and Long Distance systems in the United States are all regulated by the FCC under the Telecommunications Act of 1996, the Communications Act of 1934, as amended (the "Communications Act") and pursuant to the FCC's rules and policies. The FCC has promulgated rules and regulations regarding, among other things, applications to construct and operate these systems, applications to transfer control of or assign licenses and systems. The FCC has allocated a specific number of frequencies in the 800 and 900 MHz bands for SMR systems in each metropolitan area and issue licenses to the extent frequencies are available.

     Under the Communications Act, SMR systems (and certain paging and microwave systems, such as those operated by the Company) are regulated as private carriers and therefore, are subject to less stringent regulation, both by the FCC and the individual states, than common carriers. Common carriers are public utilities and must provide service, under the same terms and conditions, to any subscriber requesting it. As private carriers, SMR licenses and private carrier paging and microwave licenses do not file tariffs and may decline to serve certain subscribers, and may negotiate different prices for "like" services.

Employees and Consultants:
-------------------------

     As of the date of this filing, the Company and its wholly owned subsidiary AWN employs a total of two (2) persons on a full time basis: James Krejci, President and Chief Executive Officer of the Company and AWN and Mike Bunch, the Controller and Account Manager for the Company and AWN. Gordon Dihle is employed by the Company on a part time as needed basis.

     The Company periodically retains outside consultants such as attorneys, accountants, engineers, technicians and industry consultants to perform certain corporate administrative tasks and specific SMR related maintenance or build-out projects.

Wireless Industry:
-----------------

     The wireless communications industry, which includes services such as cellular, SMR, paging, and others, is one of the fastest growing industries in the world. The Company currently offers mobile communications services consisting of basic two-way dispatch. Analog SMR network systems are capable of providing voice and data services on a single system.

     Pricing for SMR service is normally based on a flat monthly fee for unlimited unit-to-unit communications.

     The Company's success depends on its ability to compete with other wireless communications providers, including cellular mobile telephone operators and established SMR operators, in each of its existing and proposed markets.

     Existing cellular and SMR operators in the Company's operating territories have been in operation for a number of years, and have significant customer bases. In addition to their entrenched market position, these operators have available significantly greater financial and other resources than those available to the Company. Larger SMR companies are currently converting to all digital formats, which require current subscribers to purchase digital radio equipment or find another analog system provider. The competition for new SMR subscribers within the Company's operating territories may also include Nextel Communications and/or other independent SMR regional operators. Nextel Communication is the largest wireless SMR company in the nation. The Company also faces possible competition for digital mobile service from other radio operators for channels that may be allocated by the FCC in the future and operators of new wireless communications technologies such as personal communications systems ("PCS").

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Office:
----------------

     AWN leases approximately 2000 square feet of executive office space at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado. The office lease extends to November 30, 2000. All corporate, administrative, accounting and operational functions are carried out from the corporate headquarters. The Company shares offices with AWN. As a result of recent employee reductions, this lease space is only thirty percent utilized and more than adequate for the Company's current needs.

SMR Tower Sites:
---------------

Description of AWN's Systems:

     The following information represents a facility description of the 900 MHz channel tower sites acquired from SMR Direct, Inc.
(Centennial Communications Corp.) on December 5, 1997. All the sites are leased tower space sites.

     All seven MTA's are constructed using EF Johnson Viking VX 900 MHz repeaters. The vast majority of the transmit combining systems are manufactured by TX-RX Systems Inc. Receive combining is accomplished with Celwave RMC900-10K multicouplers and tower top amplifiers. Transmit forward and reflected power is monitored with the Decibel Products 8860 Sentry. All systems can be contacted via port switch and modem.

Birmingham, Alabama

     Three tower sites, WMJJ, Oak Mountain and Ruffner Tower.

New Orleans, Louisiana

     Three sites located downtown on Plaza Tower, Slidell and in LaPlace.

Oklahoma City, Oklahoma

     One site located downtown on the Liberty Tower.

Tulsa, Oklahoma

     One site located on the Bank IV building in the downtown business district.

Memphis, Tennessee

     Two sites, one system north of downtown and another in German
     Town.

Knoxville, Tennessee

     One site on Sharps Ridge.

Nashville, Tennessee

     Two sites located on the North and South ends of the city in rural areas.

     The capacity of the sites to carry users (customers) is only utilized to approximately ten percent of capacity. AWN is undertaking a campaign to market the SMR service on a wholesale basis to local dealers or on a joint venture basis with entities who would have the potential to utilize the systems to a much greater extent.

ITEM 3.  LEGAL PROCEEDINGS

     During the fiscal year ended June 30, 1997, legal counsel for DLC Associates, Inc. noticed the Company that DCL Associates, Inc. and other parties to the DCL options agreement considered the Company to be in default if its obligations under the option agreements. On August 7, 1997 the Company filed a Complaint for declaratory relief and damages in United States District Court for the District of Colorado, Denver, Colorado, Case 97-1685 seeking a court ruling that option agreements entered into by and between the Company and the Defendants, consisting of DCL Associates, Inc. and thirty three additional Defendants are legal, valid and enforceable agreements. The suit involved a dispute concerning the continuing validity of an agreement by the Company executed August 6th, 1996 wherein the Company obtained options to purchase 1389 EIW channels and 1046 non-EIW channels from DCL Associates, Inc. and the thirty three additional Defendants ("the DCL options"). The August 6, 1996 agreement was recorded as a purchase of license rights by the Company. The Defendants filed an answer and counterclaim March 30th, 1998 denying that the option agreements, subcontract agreement and management agreement entered into by the Defendants and the Company remained valid and further alleging failure of performance, failure of consideration and inequitable conduct on the part of the Company. The Defendants counterclaim alleged that the Company refused and failed to register securities issued to the Defendants, breached post transaction payment obligations, manipulated and inflated the bid price of its stock and failed and refused to pay the final installment of the option price. The entire DCL option transaction and associated litigation was terminated by a mutual release and legal settlement on June 22, 1998. The opportunity to purchase to DCL licenses for $925,000 cash as provided by the settlement agreement expired on July 1, 1998. In the settlement, all of the stock previously issued to DCL Associates, Inc. by ComTec in payment of such options, consisting of 1,361,786 common shares (including 662,786 common shares issued in exchange for 39,767 shares of Series C Preferred Stock) has been returned to ComTec and cancelled. The Company had issued 39,767 shares of Series C Preferred Stock with a stated value of $10.00 in connection with the DCL options acquired per the closing agreement dated August 6, 1996, these shares were converted to 662,786 shares of common stock pursuant to the DCL option agreement. DCL's representative had previously refused tender of the 662,786 common shares. The net result of the entire transaction in retrospect is the loss of the actual cash paid to DCL Associates of approximately $150,000. ComTec has no further interest or claim to the DCL options or assets associated therewith.

     In July, 1997 an Adverse Summary Judgment and Decree in Foreclosure was issued against the Company's wholly owned subsidiary CCI Real Estate, Inc. which as of the current date eliminated any equity or ownership by the Company of Real Estate located at 10855 East Bethany Drive, Aurora, Colorado. In the case of Sunset Life Insurance Company of America vs. CTI Real Estate, Inc. Arapahoe County District Court, Case No. 96 CV 741, the Court issued an order dated July 18, 1997 entering summary judgment and decree in Foreclosure against CTI Real Estate, Inc., a subsidiary of ComTec International, Inc. This suit, a foreclosure action on the Company's building at 10855 East Bethany Drive, Aurora, Co. was filed in September 1996 in the District Court for Arapahoe County, Colorado. Sunset Life Insurance Company had previously sought and obtained the appointment of a receiver to manage the Company's Building. This suit was consolidated with Shamrock Electric Co. vs. Nattem U.S.A. Incorporated; Keystone Holding Corp.; ComTec International; Tim Degarmo T.B.A. DBI Construction a/k/a DBI Design Builders a/k/a Carlton Builders Inc.; David L. Terry; Celia M. Terry; Local Service Corporation; Spelman Mortgage and Investment Company; Kansas City Life Insurance Company; Sunset Life Insurance Company of America; Key Communications Group; Golesh Door & Trim, Inc.; Roberta F. Gillis, Public Trustee of Arapahoe County, and any and all occupants. A notice of Sheriff's sale dated August 11, 1997 set a Sheriff's sale for September 23, 1997 in Littleton, Colorado. The sale was held and CTI Real Estate, Inc.'s redemption period has expired. The Company was unable to sell or redeem the property and all real estate equity was lost.

     On September 14, 1998 the Company received by certified mail a Complaint filed in Superior Court of California, County of San Diego, Case No. 723581 entitled John Brent, et al vs. ComTec International, Inc., a New Mexico corporation, et al Defendants. The Complaint by seven named Plaintiffs alleges securities fraud, improper sale of unregistered securities, and stock manipulation against the Company and five individual defendants who were former officers and/or directors of the Company, none of whom are currently associated with the Company. The Company believes that it has meritorious defenses and will vigorously defend against the allegations of the Complaint. Due to the very recent notice of the matter, further information is not available. The Company's answer or other response is due approximately October 15, 1998.

     Except for the foregoing, no non course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On March 28, 1997 and pursuant to definitive proxy solicitation materials under Regulation 14A of the Securities
Exchange Act of 1934, as amended, the Company conducted an annual
Meeting of Stockholders (the "Meeting"). The results of the shareholder meeting were reported in the 10QSB for the period March 31, 1997.

     On August 26, 1998, pursuant to a call for a special shareholders meeting by shareholders owning more than 10% of the Company's common stock and presented to the shareholders by a notice and proxy mailed by the Company's independent transfer agent on August 11, 1998, a special election of the shareholders of the Company was held with the following proposed purposes:

     1. Remove Donald G. Mack from the Board of Directors for cause
     2. Remove Daniel Melnick from the Board of Directors
     3. Elect James J. Krejci to the Board of Directors
     4. Elect Gordon D. Dihle to the Board of Directors

     The necessary quorum of shares were voted at the special meeting. On the date of the election there were 39,626,718 shares of .001 par value common stock outstanding. The results of the election were as follows:

  Remove Donald G. Mack from the Board of Directors for cause

   Votes for:  30,762,644  Votes against: 10,317  Abstain:    700

       Remove Daniel Melnick from the Board of Directors

   Votes for:  30,803,034  Votes against:    100  Abstain:    700

        Elect James J. Krejci to the Board of Directors

   Votes for:  30,803,034  Votes against:      0  Abstain:    800

        Elect Gordon D. Dihle  to the Board of Directors

   Votes for:  30,753,364  Votes against: 53,571  Abstain:  4,899

     As a result of the Special Meeting of Shareholders held August 26, 1998, Donald G. Mack and Daniel Melnick were removed as Directors of the Company. James J. Krejci and Gordon D. Dihle were elected to the Company's Board of Directors until the next annual meeting of the Shareholders. The results of the special shareholder meeting were previously reported in the 8K filed September 3, 1998.

     No matters have been submitted to the shareholders since the August 26, 1998 meeting.

                              PART II

ITEM 5.  MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  Market Information.

     The principal market of the Company's common stock, its only trading class of equity securities, is the OTC Bulletin Board over-the-counter market. The Company's common stock currently trades under the symbol YRLS.

     On December 26, 1997, the Board of Directors, pursuant to shareholder approval granted at the annual meeting of shareholders held on March 28, 1997, voted to approve a one for five (1:5) reverse stock split of the Company's $.001 par value common stock effective January 31, 1998. Financial information contained in this report has been restated to reflect this split. The number of shares issued at June 30, 1997 after giving effect to the reverse split was 14,556,537 common shares (72,782,686 common shares before the reverse split). All share and per share data is stated to reflect the reverse split.

     The following table indicates the quarterly high and low bid market price ranges of the Company's common stock in the over-the-counter market on the Electronic Bulletin Board for the fiscal years ended June 30, 1996 and June 30, 1997, as reported by the NASDAQ section of the National Association of Securities Dealers, Inc., registered broker-dealers who have regularly been making a market in the Company's common stock and/or information derived from confirmations of sales and/or purchases by individuals. The information supplied represents quotations between dealers that does not include retail markups, markdowns or commissions, actual transactions and any adjustments for stock dividends.

     The following chart is made considering the effect of the one for five reverse stock split effective January 31, 1998 and rounded to nearest full penny for presentation purposes only.

                                            Bid            Bid
                                          High($)         Low($)
                                          -------         ------
Fiscal 1997:
     First Quarter: July 1, 1996
       through September 30, 1996          $5.00          $0.94
     Second Quarter: October 1, 1996
       through December 31, 1996           $5.00          $1.25
     Third Quarter: January 1, 1997
       through March 31, 1997              $1.72           $.45
     Fourth Quarter: April 1, 1997
       through June 30, 1997               $1.05           $.33

Fiscal 1996:
     First Quarter: July 1, 1995
       through September 30, 1995          $4.40          $1.55
     Second Quarter: October 1, 1995
       through December 31, 1995           $2.20          $1.25
     Third Quarter: January 1, 1996
       through March 31, 1996              $1.90           $.65
     Fourth Quarter: April 1, 1996
       through June 30, 1996               $1.25           $.30

     The Company has at various times indicated that it proposes to have its Common Stock listed on NASDAQ Small Cap market or on a regional exchange as soon as practical. NASDAQ Small Cap Market approval requires among other criteria, a minimum bid price of $4.00 per share. The Company currently does not meet this requirement.

     On March 28, 1997 the Shareholders of the Company approved a proposal to give the Company's Board of Directors authority to institute a reverse stock split of from 3 for 1 to 100 for 1 at the discretion of the Board of Directors until December 31, 1997. On December 26, 1997 the Board of Directors of the Company acted pursuant to shareholder authority granted at the Annual Meeting of Shareholders held March 28, 1997, to declare a one for five reverse stock split of the Company's .001 par value common stock effective 12:01 A.M. January 31st, 1998.

     The following amendment to the Articles of Incorporation was adopted by the Shareholders of the corporation on March 28, 1997 in the manner prescribed by the New Mexico Business Corporation Act:

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

(b)  Holders:

     As of September 10, 1998 the approximate number of holders of record of shares of the Company's common stock, $.001 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

          Title of Class            Number of Record Holders
          --------------            ------------------------

          Common Stock, $.001 par             602

(c)  Dividends:

     The Company has paid no dividends during this fiscal years ended June 30, 1996, June 30, 1997 or to the present date. Other than the requirements of the New Mexico Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

     The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

Unregistered shares issued
--------------------------

     The following shares of the Company's .001 par value common stock were issued without registration to the named entities during the Fiscal Year Ended June 30, 1997 which the Company believed to be exempt from registration requirement as a nonpublic offering.


         Number of
  Date    Shares             Issued To               Consideration
-------  ---------  ----------------------------  --------------------
10/7/96    16,965   Mitchell B. Chi               Consultant Services
10/7/96     5,000   David Calvert Jr.             Repair Services
10/7/96    20,000   Proxhill Marketing, Ltd.      Fees
10/7/96    13,400   Steven Zapiler & Associates   Legal Services
10/7/96     2,286   Thomas Clausen                Cash
10/7/96     5,000   Joseph M. Korshansky          Cash
10/7/96     3,401   Novum Consulting Group, LLC   Consulting Services
10/7/96     4,762   Allen Communications, Inc.    Consulting Services
10/7/96    12,500   GEB Associates, Inc.          Consulting Services
10/7/96   139,000   DCL Associates, Inc.
                      (transaction reversed)      Acquisition
12/6/96     2,500   Don Lacour                    Cash
12/6/96     3,572   Greg Nastri                   Cash
12/6/96     3,572   Dick Stevens                  Cash
12/6/96    11,400   Bill Hallier                  Cash
12/6/96    10,000   Keith Fontenot                Cash
12/6/96     7,000   Richard Durr                  Cash
12/6/96    10,000   Dave Bratton                  Cash
12/6/96     3,000   Robert Murry                  Cash
12/6/96    16,129   April Mack                    Cash
12/6/96    24,000   Karen Clausen                 Cash
12/6/96     2,500   Charanjit Manhas              Cash
12/6/96     4,445   Richard and Rachel Perrot     Cash
12/6/96     4,000   Shirley Marie Groner          Cash
12/6/96    49,177   Richard Ellis                 Cash
12/6/96     5,000   Steve Brodsky                 Services
12/6/96     1,429   Steve Brodsky                 Services
12/6/96     2,000   Steve Brodsky                 Services
12/6/96     2,500   Steve Brodsky                 Services
12/6/96   331,425   Clifford S. Perlman           Services
12/6/96   138,766   Donald G. Mack                Services
12/6/96     2,500   Edward Jaffee                 Acquisitions
2/12/97   236,870   Premier Financial
                      Services, Inc.              Consulting Services
2/12/97    12,384   Dennis Coyle                  Cash
2/12/97    10,000   Robert Leaventhal             Cash
2/12/97    48,000   Thomas Moscariello            Consulting Services
2/12/97    64,000   Robert Clausen                Consulting Services
2/12/97    35,000   Clifford S. Perlman           Consulting Services
2/12/97    35,000   Donald G. Mack                Consulting Services
2/24/97   662,786   DCL Associates, Inc.
                      (transaction reversed)      Acquisition
3/28/97   296,425   Clifford S. Perlman           Consulting Services
3/28/97   131,588   Donald G. Mack                Consulting Services
3/28/97     8,635   Dihle & Co., P.C.             Consulting Services
3/28/97    77,300   Gordon E. Beckstead and
                      Associates, Inc.            Consulting Services
3/28/97     9,059   Mitchell Chi                  Consulting Services
3/28/97    36,000   Donald Smith                  Consulting Services
3/28/97    54,400   Donald G. Mack                Consulting Services


         Number of
  Date    Shares             Issued To               Consideration
-------  ---------  ----------------------------  --------------------
3/28/97    53,572   Frank Glinton                 Referral Service
3/28/97     3,950   Gordon E. Beckstead and
                      Associates, Inc.            Exchange for AWN
                                                    shares
3/28/97    15,600   Gordon E. Beckstead and
                      Associates, Inc.            Exchange for AWN
                                                    shares
3/28/97    10,450   The Mack Family Trust         Exchange for AWN
                                                    shares
3/28/97     2,958   Robert Clausen                Expense Reimbursement
3/31/97     7,988   PCS Consultants, Inc.         Consulting Services
5/23/97     5,435   Dihle & Co., P.C.             Consulting Services
5/23/97    10,000   Donald G. Mack                Reimbursement
5/23/97    10,000   Clifford S. Perlman           Reimbursement
6/9/97     11,200   Novum Consulting Group, LLC   Consulting Services
6/9/97      3,520   Novum Consulting Group, LLC   Consulting Services
6/9/97      1,280   Novum Consulting Group, LLC   Consulting Services
6/9/97     17,463   Steve Brodsky                 Consulting Services


Unregistered Shares Issued pursuant to Regulation S during the year
-------------------------------------------------------------------
ended 6/30/97.
-------------

     As last reported on Form 8K filed April 7, 1998, 4,242,923 of the Company's .001 par value common stock were issued June 30, 1997 to entities not residents of the United States of America pursuant to Regulation S. All of the total 4,242,923 shares of .001 par value common stock were issued to entities organized outside of the United States of America and entities and persons who are not residents of the United States of America.

Unregistered Warrants Issued pursuant to Regulation S during the
----------------------------------------------------------------
year ended 6/30/97.
------------------

     As last reported on Form 8K filed April 7, 1998, 4,242,923 warrants to purchase the Company's .001 par value common stock were issued June 30, 1997 to entities not residents of the United States of America pursuant to Regulation S. All of said warrants are exercisable at any time during a three year period following issuance of the warrants at an exercise price of $4.50 per share. All of the total 4,242,923 warrants were issued to entities organized outside of the United States of America and entities and persons who are not residents of the United States of America.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
--------------------------

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and additional acquisitions of wireless communications license and operating companies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

(a)  Plan of Operation:

     Since May 10, 1995, the Company's strategic business plan has, aside from terminated venture in the LED screens and the divested TTI prepaid phone card investment, been concentrated on wireless telecommunications. Currently, the Company's emphasis is on basic two-way communications services and activities. The Company has
been and continues to be in the development stage.   The Company
has yet to commence its principal planned operations and from inception (March 15, 1994) has only generated auxiliary revenues to defray the cost of its planned operations, with only limited success in implementing actual operations. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt.

     During the fiscal year ended June 30, 1997 and through the present the Company continued as a developmental stage entity focused on developing its wireless SMR business plan started in 1993 through the efforts of Keystone Holding Company. Prior to October, 1997 activities had been concentrated on creating and developing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company's most significant accomplishment to date is the action of its current management in completing the closing on July 6, 1998 of the purchase and operation of thirteen operating American Wireless Network systems located in seven southeastern U.S.A. Metropolitan Trade Areas.

     American Wireless Network, Inc. a wholly owned subsidiary of the Company was incorporated under the laws of the State of Colorado on December 3, 1996. to act as the wireless communications operating entity for the Company. Authorized capital is 25,000,000 shares of non par common stock and 5,000,000 shares of no par value preferred stock. AWN is focused on the SMR portion of the telecommunications industry.

Current Status and Operations
-----------------------------

     On December 5, 1997 AWN completed the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,697. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTAs: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma.

     The recently acquired systems are relatively new. The 105 operating channels had approximately 1400 subscribers, generating recurring monthly revenues of approximately $20,000 on the purchase date. These operating systems have a total of 13 sites, 105 constructed channels and cover seven (7) of the 51 MTA's, including nine cities located in four southeastern United States, encompassing a total population of 17.4 million, of which the seven
(7) systems are presently capable of covering approximately 5.9 million pops. Since December, 1997 AWN has had possession and management of the wireless communications assets and associated business previously owned by Centennial Communications Corp. serving the above locations. All markets are in the top 100 of U.S. Cities and local economies seem to be experiencing strong rapid growth.

     At present AWN operates its seven SMR communications systems from its office in Englewood, Colorado. The Company has very limited staff and currently relies upon contracted technical support for repairs and maintenance. AWN's SMR communication services are sold to individual customers through an independent dealer network of local two-way radio communications equipment vendors ("Dealers"). These Dealers are paid a commission for each customer who contracts to use AWN spectrum and the Dealers maintain the local relationships with the customers. AWN acts as the direct billing provider of SMR communications to the customer base
provided by the Dealers.   Under the present operation, AWN is
responsible for local telephone lines, equipment maintenance, tower site rentals, customer loading, coding and billing and all customer service and financial relationships. AWN also has all responsibility for maintaining its SMR licenses, making payments to the FCC on its licenses and funding all equipment additions and system improvements. Under present operation and level of usage, expenses of operating the system significantly exceed revenues from the systems.

     The capacity of the Company's SMR communications systems to carry users (customers) is only utilized to approximately ten percent of capacity. AWN is undertaking a campaign to market the SMR service on a wholesale basis to local dealers or on a joint venture basis with entities who would have the potential to utilize the systems to a much greater extent.

     Pricing for SMR service is based on a flat monthly fee for unlimited unit-to-unit communications. SMR operators must convince small business users of the significant cost savings from the conversion from cellular to SMR. SMR systems offer many features and services that cellular carriers do not. For example, SMR end-users have the option of configuring a system allowing them to talk with an individual, such as the head of security, turn a button and talk with one or more groups of people, such as a sales force or fleet of service vehicles and then turn that same button again and talk with everyone on the entire network. Another important advantage of SMR over cellular is that SMR service generally costs the business user considerably less than cellular in both dispatch and interconnected modes. Essentially, an SMR is an individual or company's internal mobile communication system.

     The Company's success depends on its ability to compete with other wireless communications providers, including cellular mobile telephone operators and established SMR operators, in each of its existing and proposed markets.

     Existing cellular and SMR operators in the Company's proposed operating territories have been in operation for a number of years, and have significant customer bases. In addition to their entrenched market position, these operators have available significantly greater financial and other resources than those available to the Company. Larger SMR companies are currently converting to all digital formats, which require current subscribers to purchase more expensive digital radio equipment or find another analog system provider. The competition for new SMR subscribers within the Company's operating territories may also include Nextel Communications and/or other independent SMR regional operators. The Company also faces possible competition for channels that may be allocated by the FCC in the future as well as from operators of new wireless communications technologies such as personal communications ("PCS").

     In the past, the Company has executed some of these activities through wholly owned subsidiaries, which have been dissolved. The Company now operates through one entity - American Wireless
Network, Inc.

     Year 2000 Compliance: The year 2000 issue is the result of a antecedent method writing computer programs which used only two digits rather than four digits to define the year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This problem could cause computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the year 2000 issue, management is of the opinion that the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the year 2000. The Company does not anticipate any material adverse impact on its business.

Pending Acquisitions:
--------------------

     Currently there are no letters of intent or other formalized agreements to acquire any entity or assets. The only acquisition which the Company has accomplished to date is the purchase completed July 6, 1998, whereby AWN purchased seven operating SMR systems for $3,035,697. from Centennial Communications Corp.

     The Company previously disclosed an agreement initiated in the quarter ended March 31, 1996 for the acquisition of a 61% majority interest in Network Teleports, Inc. ("NTI") from certain shareholders. During the year ended June 30, 1997, the agreement was terminated, which resulted in a loss to the Company of approximately $318,400 consisting of the $25,000 deposit and equipment with a net book value of $293,400 The loss has been charged to current operations. The escrowed shares were cancelled by mutual consent of the parties. The "Sellers" have retained a $25,000 deposit made by the Company as well as certain equipment provided by the Company. The proposed NTI transaction is defunct.

     As of June 30, 1996, the Company reported that it controlled management option agreements on 185 SMR licenses obtained through the Omni-Range acquisition, some of which were partially constructed. Company defaulted on its payment obligation for the channels since the original compensation involved a subordinated mortgage on a building previously held by the Company which building transferred to the original lien-holder in foreclosure proceedings cumulating in December, 1997. The Company has forfeited any rights to the Omni-Range channels.

     On August 6, 1996 the Company acquired option agreements to manage 1,380 800 MHz SMR channels in 20 states from a group of 34 associated licenses ("the DCL options). The August 6, 1996 agreement was recorded as a purchase of license rights by the Company at a purchase price of $1,597,000 in the Company's September 30, 1996 10QSB and subsequently increased with subsequent stock issuances. Subsequent to the year ended June 30, 1997 the Company entered into litigation with the option grantor over the continuing validity of the option agreements. The entire DCL option transaction and associated litigation was terminated by legal settlement on June 22, 1998. The opportunity to purchase to DCL licenses for $925,000 cash as provided by the settlement agreement expired on July 1, 1998. In the same settlement, all of the stock previously issued to DCL Associates, Inc. by ComTec in payment of such options, consisting of 1,361,786 common shares (including 662,786 common shares issued in exchange for 39,767 shares of Series C Preferred Stock) has been returned to ComTec and cancelled. The net result of the entire transaction in retrospect is the loss of the actual cash paid to DCL Associates of approximately $150,000. ComTec has no further interest or claim to the DCL options or assets associated therewith. [SEE ITEM 3 LEGAL PROCEEDINGS]

     In the 10QSB for the period ended 9/30/96 the Company discussed a pending acquisition agreement with GPS Communications, Inc. ("GPSI"). GPSI is a private company which had an uncompleted arrangement with the Company to sell all its patents and intellectual rights on three commercial products which use the federally owned tracking system called Global Positioning Satellite (GPS). The Company withdrew from its letter of intent as a result of failures to reach mutually satisfactory agreements.

     In the 10QSB for the period ended 9/30/96 the Company discussed a pending acquisition agreement with Telecosm & Associates L.C. ("Telecosm"). Telecosm is a Limited Liability Company which had an uncompleted arrangement with the Company to sell to the Company option and management agreements covering 2,199 licenses. This arrangement has expired without any transaction occurring.

     In the 10QSB for the period ended 9/30/96 the Company discussed a pending acquisition agreement with Commercial Communications, Inc. ("CCI"). CCI is a private corporation whose primary business was providing SMR two-way dispatch services. The proposed purchase of the CCI system was never completed and the transaction failed. There is no pending transaction with CCI.

     In the 10QSB for the period ended 9/30/96 the Company discussed a pending acquisition agreement with three undisclosed companies (due to nondisclosure agreements). None of these proposed transactions occurred and all letter of intent agreements have expired. There are currently no outstanding letters of intent to acquire any operations. During prior reporting periods the Company has entered into letters of intent to acquire (subject to various contingencies) a number of different entities including Direct Comm, Inc. and Worland Communications, Inc. all of these proposed transactions have failed, for reasons including failure to meet financial commitments by the Company or disputes as to terms and other conditions. Any deposits made by the Company have been forfeited.

     In December 1995, the Company entered into a three (3) year media purchase agreement for $1,950,000, which was partially prepaid through the issuance of 1,040,000 common shares at $ 1.25 per share ($1,300,000). As the advertising was utilized, the Company was to pay one third of invoice and two thirds would be by the advertising media's responsibility. The Company also granted the advertiser an option to acquire 200,000 common shares at $ 1.25 per share. The option expires in the year 2000. During the year ended June 30, 1997, management determined the media agreements had no continuing value and charged current operations for the outstanding balance. The common stock issued and unexpired option remain outstanding.

     During the year ended June 30, 1997, land and buildings located in Parker, Colorado and Aurora Colorado with a net book value $1,867,500 were foreclosed upon. The foreclosures resulted from litigation for non-performance. As a result of the foreclosures, the Company recognized a gain of $400, which was credited to operations. [SEE ITEM 3 LEGAL PROCEEDINGS] The gain was determined as follows:

          Debt assumed at foreclosure            $1,867,500
          Less net book value of real property    1,867,100
                                                 ----------

          Gain on foreclosures                   $      400
                                                 ==========

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company reported a net loss of $5,115,300 for the year ended June 30, 1997 and has reported net losses of $8,675,000 from inception (March 15, 1994) to June 30, 1997. As reported on the consolidated statements of cash flows, the Company incurred deficient cash flows from operating activities of $1,593,200 for the year ended June 30, 1997 and has reported deficient cash flows from operating activities of $2,229,300 from inception (March 15, 1994) to June 30, 1997 and had deficient working capital at June 30, 1997 of $1,091,200. As of June 30, 1997, the Company reported deficient equity of $775,700. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants ($1,168,900) and issuance of short and long-term debt ($2,835,500)
which includes related party debt.   Additional capital and/or
borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past year had material adverse effects on the Company. The Company has a significant investment in license rights, the recoverability of which is dependent upon the success of future events.

     AWN has acquired (December 5, 1997) management control of 160 channels of 900 MHz Metropolitan Trade Area licenses, principally in the Southern and Western United States. It is the intent of the Company's management that meaningful operations could be generated through AWN and thereby take the Company out of the development stage. Management has developed a strategic business plan to raise private financing, develop a management team, maintain reporting compliance, seek new expansive areas in communications, develop a wholesale market in analog SMR. As part of its plan to resolve the lack of liquidity, the Company issued approximately 2,083,300 common shares at $ .48 per share to liquidate the $ 1,000,000 convertible debenture. The Company's inactive or dispossessed subsidiaries are principally in the telecommunication business except for AmNet, which held real property. The real property was foreclosed during the year ended June 30, 1997. TTI was in the business of reselling long distance service through prepaid phone cards. TTI became operational in February, 1997 and ceased operations on December 2, 1997, due to excessive losses. This operation only provided auxiliary revenues and did not take the Company out of the development stage. International Media Group, Ltd. (" IMG") was formed to operate and market advertising media through the use of giant LED screens, IMG is currently inactive after incurring substantial expenditures in attempting to utilize and operate the screens. The Company's management has determined to liquidate the LED screens.

     From September 1, 1998 to the end of fiscal year ended June 30, 1999, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is $450,000. This amount is composed of $450,000 for working capital assuming that current operations continue in its present status. These amounts include offsets for anticipated amounts of cash generated from the current operations.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of June 30, 1997, the audited results of the Company indicated assets of $1,321,000 and deficit working capital of $1,091,200. All during fiscal 1997 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire SMR assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     The Company is currently in discussions with one or more entities for lease financing, sale and leasebacks as well as private debt and equity financing package(s).

Results of Operations:
---------------------

     Fiscal Year Ended June 30, 1997

     For the year ended June 30, 1997 the Company recorded a net loss of $5,115,300 and a net loss per common share of $0.58. As of June, 30 1997 the Company incurred direct expenses of $2,634,100 associated with the administration and limited operations of the Company. From the period of July 1, 1996 to June 30, 1997 the Company's management incurred general and administrative expenses of $2,634,100 an increase of $381,300 from similar expenses incurred during the year ended June 30, 1996. The major expenses incurred were officers compensation of $980,300, consulting fees of $167,000 and interest expense of $96,600. The Company had ancillary income of $51,800 from rents, interest and other sources. No revenues were generated in the Company's SMR communications business. Losses associated with discontinued operations in prepaid phone card sales (TTI Communications, Inc.) totaled
$514,800.   Writeoffs of investment in International Media Group,
Ltd., of $124,500, Network Teleport, Inc. of $293,400 and the DCL Associates SMR license options of $150,000 constituted the bulk of the loss from foreclosures and disposal of assets which totaled $621,600. Write down of "prepaid media credits" to zero totaled $1,300,000 of additional recorded loss for the period.

     As of June 30, 1997 the Company reported $514,800 of losses in
TTI Communications, Inc.   The Company disposed of its interest in
TTI Communications, Inc. in December, 1997. TTI Communications,
Inc. and the Company remain in litigation as defendants with respect to vendor claims for long distance charges.

     Fiscal Year Ended June 30, 1996

     As of June 30, 1996 the Company incurred direct expenses of $2,465,920 associated with the execution of its business plans in the communications industry. From the period of July 1, 1995 to June 30, 1996, the Company's management incurred general and administrative expenses of $2,272,796, a 116% increase from similar expenses incurred during 1995. The major expenses incurred were officer's compensation of $1,843,987, support staff salary of $34,064, and costs associated with the foreclosure and receivership action further described below.

     During January 1996, the Company was subject to a foreclosure and receivership action by a creditor involved with the purchase of the Company's property in Aurora, Colorado, former consultants and then current officers (SEE ITEM 3. LEGAL PROCEEDINGS.) The receivership action was dismissed by the Court after five days and resulted in all accounting and confidential records confiscated being returned to the Company in varying levels of disorganization. In addition, through this action, the Company lost key officers who were in the process of developing and executing its strategic business plan and overseeing various support and accounting functions. This failed action required the Company to, (1) hire additional staff to reorganize the accounting and business records,
(2) reassemble a senior management team to continue the execution of the Company's business plan and (3) renegotiate terms with companies to be acquired or in the process of being acquired by the Company. As of June 30, 1996 the Company was still in the process of re-entering and auditing information during this period and completing various SEC 1995 and 1996 reports required and out of compliance until August 1996. Management believes this action resulted in many one time costs being reflected in the fiscal year ended June 30, 1996 associated with legal and accounting fees ($159,292), contract accounting services ($42,740), executive placement fees ($18,000), consulting and management fees ($11,032), new computer systems ($8,758) and other direct costs such as printing and office supplies. Additional costs indirectly associated with this action was, (1) the loss of escrowed cash for one acquisition (see below, "Mobile One Communications"), (2) delays in meeting closing obligations on many targeted operating SMR companies, (3) delays in starting the required construction of the Company's radio licenses under management contract with third parties and (4) time associated with the recruiting and debriefing of new senior executives.

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

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Item 310 of regulation S-B, for the years ending June 30, 1996 and June 30, 1997 have been audited by Ehrhardt, Keefe, Steiner and Hottman, P.C., and Hixson, Marin, Powell & De Sanctis, P.A. respectively, and are annexed as a separate section to this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 3, 1994, the Company engaged Hollander, Gilbert & Co., Los Angeles, California ("Hollander, Gilbert"), as the Company's independent accountants. Prior to the engagement of Hollander, Gilbert, the Company did not consult with Hollander, Gilbert regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

     Effective July 20, 1995, the Board of Directors of the Company dismissed Hollander, Gilbert & Co.. The report of Hollander, Gilbert & Co. for the year-end June 30, 1994 contained a modification as to the Company's ability to continue as a going concern. During the year end of June 30, 1994, and the subsequent interim period, there was no disagreement with Hollander, Gilbert
& Co. on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report. The Company dismissed Hollander, Gilbert & Co. as the Company's independent accountants due to the Company's relocation and change in senior management.

     Effective July 20, 1995, the Company retained Michael B. Johnson, Englewood, Colorado as its independent accountant ("Johnson"). During the Company's two most recent fiscal years, and the interim period since completion of its last fiscal year, the Company had not consulted Johnson with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event.

     On December 15, 1995, the Company dismissed Michael B. Johnson, as its independent Certified Public Accountant and retained Causey Demgen & Moore Inc., of Denver, Colorado as its independent Certified Public Accountants. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated December 15, 1995. During the year end of June 30, 1995, and the subsequent interim period, there was no disagreement with Michael B. Johnson on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report. The Company dismissed Michael B. Johnson as the Company's independent accountants due to delays in commencing their audit work. During the Company's two most recent fiscal years, and the interim period since completion of its last fiscal year, the Company had not consulted Causey Demgen & Moore Inc. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event.

     On August 14, 1996, Causey Demgen & Moore Inc. declined to stand for reelection as the Company's independent Certified Public Accountants for the fiscal year ended June 30, 1996. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated August 22, 1996. During the year end of June 30, 1995, and the subsequent interim periods, there was no disagreement with Causey Demgen & Moore Inc. on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report.

     On August 29, 1996, the Company retained Ehrhardt, Keefe, Steiner and Hottman, PC, of Denver, Colorado, as its independent Certified Public Accountants. During the Company's two most recent fiscal years, and the interim periods since completion of its last fiscal year, the Company had not consulted Ehrhardt, Keefe, Steiner and Hottman, PC with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated September 12, 1996.

     On July 14, 1997 the Company accepted the resignation of Ehrhardt, Keefe, Steiner and Hottman as the Company's independent Certified Public Accountants for the fiscal year ended June 30, 1997. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated July 18, 1997. During the year end June 30, 1996 and the subsequent interim periods, there was no disagreement with Ehrhardt, Keefe, Steiner and Hottman on any manner of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report.

     On July 14, 1997 the Company retained Hixson, Marin, Powell & DeSanctis, P.A. of Miami, Florida as its independent Certified Public Accountants. During the Company's two most recent fiscal years, and the interim periods since completion of its last fiscal year, the Company had not consulted Hixson, Marin, Powell & DeSanctis, P.A. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated July 18, 1997.

     On January 27, 1998 the Company retained Grabau and Company, P.C. of Denver, Colorado to audit segmented financial statements of Centennial Communications Corp. and SMR Direct, Inc. Said audit is in conjunction with the purchase of certain assets of SMR Direct, Inc. Reported on

Form 8-K dated December 26, 1997. During the Company's two most recent fiscal years, and the interim periods since completion of its last fiscal year, the Company had not consulted Grabau and Company, P.C. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Identify Directors and Executive Officers.

     The following table sets forth: (1) names and ages of all persons who presently are directors of the Company; (2) all positions and offices with the Company held by each such person;
(3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

      Director Name/Title             From             To
-------------------------------   ------------  -------------------

James J. Krejci, 56               August, 1998  Next Annual Meeting
Director, President & CEO

Gordon D. Dihle, 43               October, 1997 May 8, 1998
Director, Secretary & Treasurer
                                  August, 1998  Next Annual Meeting


     There is no understanding or arrangement between any directors or any person or persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

     Each director is serving a term of office which shall continue the next annual meeting of Shareholders and until his successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

Mr. Krejci is currently a member of the board of directors of Jones Intercable, Inc., a 1934 SEC Act Reporting Company, which has no relationship or affiliation with the Company.

Business Experience:
-------------------

     The following is a brief account of the experience, during the past five years, of each director and executive officers of the
Company:

James J.  Krejci:  Chief Operations Officer of the Company and
     President and CEO of American Wireless Network, Inc.
     (February, 1998).  Director, CEO and President of the
     Company (September, 1998).

     For the five years preceding Mr. Krejci's appointment as a Director of the Company. Mr. Krejci was employed as follows:

          September 1998 through present: CEO and President of ComTec International, Inc. and American Wireless Network, Inc.

          February 1998 through August 1998: COO of ComTec
          International, Inc. and CEO and President of American
          Wireless Network, Inc.

          July 1996 through February 1998: CEO and President of
          Imagelink Technologies, Inc., a firm involved in the development and distribution of video conference equipment.

          May 1994 through February 1996:  President -
          International Division of International Gaming
          Technology, Inc., a firm involved in the development and distribution of gaming equipment.

          May 1985 through May 1994 : President and/or officer of various subsidiaries of Jones International, Inc., including Jones Intercable, Inc.. a 1934 Act Reporting Company, of which Mr. Krejci has remained and is currently a director, these firms are involved in development and distribution of cable television systems as well as activities ancillary and related to the cable television business.

     Mr. Krejci earned a B.S. in chemical engineering from the University of Wisconsin in 1964 and a MBA from the University of Wisconsin in 1970.

Gordon D. Dihle: Chief Financial Officer, Secretary and Director of ComTec International, Inc. and American Wireless Network, Inc. (October 1997 to May 1998) and Treasurer, Secretary and Director of ComTec International, Inc. (September 1998).

     For the five years preceding Mr. Dihle's appointment as a Director of the Company. Mr. Dihle was employed as follows:

          January 1992 through September 1997: Dihle & Co., P.C., a professional corporation wholly owned by Mr. Dihle which provides legal, accounting and tax services.

          April 1993 through present: Lostwood Farms, Ltd., a farm corporation wholly owned by Mr. Dihle.

          May 1998 through August 1998: Self employed as an attorney and consultant, including work for ComTec
          International, Inc.

     Mr. Dihle achieved a B.A. in Accounting and Business
     Administration in 1976 at Dickinson State University,
     Dickinson, North Dakota, and a J.D. in 1980 at the University of North Dakota School of Law.

(b)  Identification of Certain Significant Employees and
Consultants:

     None

(c)  Family Relationships:

     No family relationships exist between any director or executive officers of the Company.

(d)  Involvement in Certain Legal Proceedings:

     No event listed in Subparagraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the Company during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance With Section 16(a) of the Exchange Act:
-------------------------------------------------

     To the date of this filing and to the best of knowledge of the Company, no Form 3, Form 4 and/or Form 5 has been filed with the Securities Exchange Commission (SEC) by any of its officers or directors. As of the date of this report, the SEC has not taken any additional action with regard to this failure to file reports

     To the knowledge of the Company none of the following persons who have or had Section 16 filing requirements during the fiscal year complied with Section 16: Clifford S. Perlman, Donald G. Mack, Mitchell B. Chi, Robert Clausen, Thomas Moscariello and Kelsey Kennedy.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  General

     (1) through (7) All Compensation Covered. During the fiscal year ended June 30, 1997, the Company employed the following senior management personnel who served pursuant to employment agreements further described in Section (g) below.

(b)  Summary Compensation Table.

                        SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION        LONG TERM COMPENSATION
                               ------------------------- --------------------------------
   Name and Position      Year  Salary   Bonus    Other    SAR   Options   LTIP    Other
------------------------  ---- -------- -------- ------- ------- ------- -------- -------

Clifford S. Perlman (g1)  1996 $ 60,000    None    None    None    None  $281,949   None
Chairman of the Board     1997 $ 80,000 $130,200   None    None    None    None     None
of Directors

Donald G. Mack (g2)       1996 $224,600    None  $30,000   None    None    None     None
President and Chief       1997 $171,500 $ 83,294   None    None    None    None     None
Executive Officer

Mitchell B. Chi (g3)      1996 $ 84,000 $ 27,000   None    None    None    None     None
Chief Operating Officer   1997 $ 17,829    None    None    None    None    None     None

Thomas Moscariello (g4)   1996 $ 45,000    None    None    None    None    None     None
VP Sales and Marketing,   1997 $ 31,500    None    None    None    None    None     None
Secretary

Robert Clausen (g5)       1996 $ 60,000    None    None    None    None    None     None
Corporate Secretary       1997 $ 54,000    None    None    None    None    None     None


(c)  Option/SAR Grant Table.

     During the fiscal years ended June 30, 1996 and 1997, no grants of stock options or freestanding SAR's were made by the Company.

1995 Stock Incentive Plan
-------------------------

     The special meeting of Shareholders of August 8, 1995 increased the 1995 Incentive Stock Option Plan available options from 100,000 to 600,000 (as adjusted for the January 31, 1998 reverse stock split) common shares and also approved the extension of the termination date of the Incentive Stock Option Plan from September 16, 1996 to September 16, 1998. The Incentive Stock Option Plan (the "Plan"), was originally approved by the Board of Directors and Shareholders on December 21, 1993. The Plan provides for the grant to the Company's employees, officers and/or directors of stock options that qualify as incentive stock options under
Section 422A of the Internal Revenue Code of 1986, as amended. The Plan provides for the grant of stock options to purchase up to an aggregate of 3,000,000 shares of common stock. Options may be granted for terms of up to three years. Options are to be granted at exercise prices at least equal to the fair market value of the Company's common stock at the date of grant (110% of the fair market value in the case of options granted to greater than 10% shareholders). Options are subject to early forfeiture upon termination of employment or other relationship with the Company. There were no options granted during the fiscal year ended June 30, 1997. No options are presently issued or outstanding.

The 1997 Stock Option Plan
--------------------------

     On March 28, 1997 the shareholders of the Company adopted the 1997 Stock Option Plan (the "Plan") reserving an aggregate of 900,000 shares of the Company's Common Stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the Company and consultants to the Company. The Plan also provides for annual adjustment in the number of Available Shares, commencing June 30, 1997, to a number equal to 10% of the number of shares outstanding on June 30 of the preceding year or 980,000 shares, whichever is greater. The Plan was adopted by the Board of Directors on February 12, 1997. The Plan is designed to
(i) induce qualified persons to become employees, officers, or directors of the Company; (ii) reward such persons for past services to the Company; (iii) encourage such persons to remain in the employ of the Company or associated with the Company; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of business of the Company.

     The Plan will be administered by the Compensation Committee of the Board of Directors (the "Committee"). Transactions under the Plan are intended to comply with all applicable conditions of Rule16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In addition to determining who will be granted Options, the Committee has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Committee may determine which Options may be intended to qualify ("Incentive Stock Option") for special treatment under the Internal Revenue Code of 1986, as amended from time to time (the "Code") or Non-Qualified Options ("Non-Qualified Stock Options") which are not intended to so qualify.

     The Plan provides that disinterested directors will receive automatic option grants to purchase 14,000 shares of the Company's Common Stock upon their initial appointment or election as directors, and on the date of each subsequent annual shareholders' meeting in which such director is reelected as a director. Grants to employee directors and officer/directors can be either Non-Qualified Stock Options or Incentive Stock Options, to the extent that they do not exceed the Incentive Stock Option exercise limitations, and the portion of an option to an employee director or officer/director that exceeds the dollar limitations of Code
Section 422 will be treated as a Non-Qualified Stock Option. All options granted to disinterested directors will be Non-Qualified Options.

     This Plan will remain in effect until it is terminated by the Compensation Committee, except that no Incentive Stock Option will be granted after January 31, 2007.

     The Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations resulting in stock, reverse stock splits or combinations or exchanges of shares.

     Each option granted under the Plan will be evidenced by a written option agreement between the Company and the optionee. The option price of any Incentive Stock Option may be not less than 100% of the Fair Market Value per share on the date of grant of the option; provided, however, that any Incentive Stock Option granted under the Plan to a person owning more than ten percent of the total combined voting power of the Common Stock will have an option price of not less than 110% of the Fair Market Value per share on the date of grant of the Incentive Stock Option. Each Non-Qualified Stock Option granted under the Plan will be at a price no less than 85% of the Fair Market Value per share on the date of grant, "Fair Market Value" per share as of a particular date is defined in the Plan as the last sale price of the Company's Common Stock as reported on a national securities exchange or on the NASDAQ System or, if none, the average of the closing bid and asked prices of the Company's Common Stock as reported by NASDAQ or, if such quotations are unavailable, the value determined by the Committee in its discretion in good faith.

     The exercise period of options granted under the Plan may not exceed ten years from the date of grant thereof. Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of the Common Stock of the Company will be for no more than five years.

     No options were issued from the 1997 Stock Option Plan during the year ended June 30, 1997. No options were issued from the 1997 Stock Option Plan to date.

(d)  Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR
Value Table.

     No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended June 30, 1997, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, (1) an aggregate of 600,000 shares of the Company's common stock, $.001 par value per share are reserved for issuance pursuant to the Company's incentive stock option plan, as adopted by the Company's Board of Directors in June, 1995, and ratified and approved by the Company's stockholders on August 10,1995 and (2) an aggregate of 980,000 shares of the Company's common stock, $.001 par value per share are reserved for issuance pursuant to the Company's 1997 stock option plan as adopted by the Company's Board of Directors on February 12, 1997 and approved by the shareholders on March 28, 1997.

(e)  Long-Term Incentive Plan ("LTIP") Awards Table.

     During the fiscal year ended June 30, 1995 124,954 shares of common stock were issued to Mr. Perlman representing five percent (5%) of the Company's issued and outstanding shares as of June 20, 1995. During the fiscal year ended June 30, 1996 333,334 shares of common stock were issued to Mr. Perlman representing five percent (5%) of the Company's issued and outstanding shares as of June 20, 1996. Mr. Perlman has an outstanding claim for 515,386 shares of common stock representing five percent (5%) of the Company's issued and outstanding shares as of June 20, 1997. These shares have not been issued as of the current date.

(f)  Compensation of Directors.  (1) and (2).

     During the fiscal year ended June 30, 1997, no director of the Company received any compensation in his capacity as director, other than reimbursement of travel expenses.

(g)  Employment Contracts and Termination of Employment, and
Change-in Control Arrangements.

     On February 16, 1998, the Company entered into a letter agreement, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in monthly increments to equal to a total of 5% of the Company's outstanding common shares over a three year period. Options to obtain an additional 5% of the Company's outstanding common shares are conditioned upon the Company reaching certain financial and administrative goal within established timelines. The strike price of all of the options is $.275 per share, representing 80% of the bid price of the Company's common stock on February 17, 1998, (closing bid price $.34375) Mr. Krejci's start date.

     Mr. Perlman was serving the Company under a two year contract ending July 1, 1997 which was extended for an additional five years and modified by an addendum dated March 28, 1998. Mr. Perlman terminated October 8, 1997. The employment agreement with Mr. Perlman was settled on October 8, 1997 with an agreement which called for the issuance to Mr. Perlman of approximately 520,700 common shares valued at $0.25 per share ($130,200). The shares have not been issued to Mr. Perlman and the amount has been accrued and charged to year end June 30, 1997 operations.

     Mr. Mack was serving the Company under a three year contract ending July 1, 1998 which was extended for an additional five years and modified by an addendum dated March 28, 1997. Mr. Mack resigned as President and CEO of the Company and as an officer and director of each of the Company's subsidiaries on June 23, 1998. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Unasserted claims by Mr. Mack for compensation or stock, if asserted, will be contested by the Company.

     Mr. Chi was serving the Company under a three year employment contract ending June 14, 1999. Mr. Chi terminated December 31,
1997 with the Company and in April, 1997 with AWN.

     Mr. Moscariello was serving the Company under a three year employment contract ending May 10, 1999. Mr. Moscariello terminated May 6, 1997.

     Mr. Clausen was serving the Company under a three year employment contract ending May 10, 1999. Mr. Clausen terminated
February 12, 1997 with the Company. Mr. Clausen preformed services to TTI pursuant to a consulting contract entered into by TTI with Tri Star Communications, LLC.

     On March 6, 1997 the Company filed with the SEC Report S-8 registering the following ComTec International, Inc. Common Stock shares: Mr. Perlman, 35,000 shares; Mr. Mack, 35,000 shares; Mr. Moscariello, 98,000 shares; and Mr. Clausen, 64,000 shares.

     On May 14, 1997 the Company filed with the SEC Report S-8 registering the following ComTec International, Inc. Common Stock shares: Mr. Perlman, 296,425 shares; Mr. Mack, 131,588 shares; Mr. Chi, 9,059 shares and 146,771 shares for management and legal consultants.

     On June 30, 1997 the Company filed with the SEC Report S-8 registering the following ComTec International, Inc. Common Stock shares: 236,867 pursuant to a nonaffiliated consulting contract.

(h)  Report on Repricing of Options/SAR's.

     No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended June
30, 1997, no stock options or freestanding SAR's were repriced.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners:

     The information is furnished as of September 10, 1998 as to the number of shares of the Company's common stock, $.001 Par value per share owned beneficially, or is known by the Company to own beneficially more than 5% of any class of such security who is not also an Officer or Director of the Company:

     At June 30, 1997, the Company had outstanding Class A .001 par value Common Stock, the only class of voting securities outstanding. Each common share entitles the holder to one vote in any matter submitted to shareholders for approval. The common shares vote as a single class.

     Name and Address       Amount and Nature        Percentage
   of Beneficial Owner    of Beneficial Ownership  of Total Class
------------------------  -----------------------  --------------
Donald G. Mack             1,717,599  (1),(2),(3)        4.0%
9137 North Delbert Road
Parker, Colorado  80134
(Director until
  August 26, 1998)

Lewis D. Rowe              4,317,922  (4)               10.0%
PO Box 1561GT
Zephyr House,
Mary Street
Grand Cayman,
British West Indies

__________________________
(1) Includes an aggregate of 1,076,210 shares owned by the Mack family trust, a Colorado Intervivos trust which is controlled by Arthur R. Mack Jr., Mr. Mack's father is not living in the same household as Mr. Mack. Mr. Mack disclaims beneficial ownership of these shares.

(2) Includes an aggregate of 271,901 shares owned by Suzette Mack, the wife of Mr. Mack. Mr. Mack disclaims beneficial ownership of these shares.

(3) Does not include any unasserted claims for stock by Mr. Mack. Unasserted claims by Mr. Mack for compensation or stock, if asserted, will be contested by the Company.

(4) Includes 2,158,961 warrants to purchase .001 par value common stock at prices from $4.50 per share to $2.90 per share expiring not later than March 2001. The shares and warrants were issued in payment of fees to Mr. Rowe between June 30, 1997 and March 23, 1998 with respect to certain funding received by the Company from various entities not residents of the U.S.A., as reported on the Company's Form 8K filed April 7, 1998.

(b)  Security Ownership of Management:

     The information is furnished as of September 10, 1998 as to the number of shares of the Company's common stock, $.001 par value per share owned by each executive officer and director of the Company and by all executive officers and directors as a group:

     Name and Address          Amount and Nature      Percentage
     of Security Owner       of Security Ownership  of Total Class
---------------------------  ---------------------  --------------

Gordon D. Dihle                   179,564  (1)      .4%
4881 South Amaro Drive
Evergreen, Colorado  80439

James Krejci                       60,000  (2)      .1%
1133 Race Street
Denver, Colorado  80206

Total officers and directors,     239,564           .6% as a group
(2 persons)

___________________________
(1) Includes stock owned by a professional corporation owned by Mr. Dihle.

(2) does not include a bonus of common shares to be issued to Mr. Krejci (earned May 18, 1998) pursuant to his contract
     (approximately 214,286 common shares) or stock options potentially equal to up to 10% of the Company's common shares which Mr. Krejci has the potential to earn over a three year period ending February 15, 2001.

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

     Effective May 10, 1995, the Company entered into a two year Employment Contract with Clifford Perlman to manage and direct the affairs of the Company and act in the capacity of Chairman of the Board at an annual base salary of $60,000. In addition, the Company agreed to compensate Perlman by: (1) paying him 50% cash and 50% stock on the balance of his $80,000 accrued salary from a prior agreement once the Company has closed on adequate financing; and (2) Perlman shall receive a stock bonus paid annually equal to 5% of the issued and outstanding shares on June 20 of each year throughout the term of his agreement. On February 12, 1996, Perlman settled the Company's $130,000 cash obligation to him for the ten months ended February 28, 1996 for 260,000 shares of the Company's common stock.

     By virtue of a written three year employment agreement between the Company and Donald G. Mack dated as of May 10, 1995, Mack agreed to accrue monthly compensation of $10,0000, with the option to convert the same to shares of the Company's common stock at a 20% discount from the bid price of the Company's common stock in the over the counter market on the date of conversion. As additional compensation, the Company agreed to pay Mack: (i) a bonus equal to 5% of the quarterly net increase in the Company's net assets payable annually; (ii) 10% of the Company's net before tax profit payable annually; and (iii) performance stock options, effective for four years, based upon the Company reaching certain financial criteria. In the latter regard, and when the Company reached $1,000,000, $5,000,000 and $15,000,000 in gross revenues, the Company becomes obligated to issue Mack 200,000 shares at $.50, 400,000 shares at $1.0 and 600,000 shares at $1.50, respectively. The agreement also obligated the Company to purchase a $1,500,000 term life policy on Mack payable to his named beneficiaries.

Certain Transactions
--------------------

     In April, 1997, Donald G. Mack, while an officer/director/shareholder of the Company collateralized the purchase of an automobile in a limited liability company which is affiliated with Donald G. Mack. A certificate of deposit of the Company in the amount of $78,600 was held by a financial institution as collateral to the automobile purchased by the related party. The collateral was reduced by approximately $10,000 during the subsequent period. The certificate of deposit is restricted and is included in cash and equivalents.

     On February 12, 1996, Mr. Perlman converted all of the Company's cash obligations to him through February 28, 1996 into shares of common stock valued at $.50 per share or 80% of the $.63 bid price on that date. Mr. Perlman received 260,000 shares in settlement of the Company's $130,000 obligation to him, and computed as follows: ten months salary at $5,000 per month, $40,000 in prior unpaid obligation and $40,000 worth of stock previously unpaid. This transaction was approved by the Company's Board of Directors on February 12, 1996.

     On June 20, 1996, Mr. Perlman earned 333,334 of the Company's Common Stock pursuant to the terms and conditions of his Employment Agreement dated May 10, 1995. This transaction was valued at $.81 per share or 80% of the $1.05 bid price on that date.

     On June 17, 1994, the Company purchased from Mr. Mack, the Company's President and CEO a car lot located in Parker, Colorado. The purchase price paid was $392,214. In connection with this transaction, the Company assumed a first mortgage of $352,000, issued 172,720 preferred shares of stated $1 value per share of Key Car Finance (a subsidiary of the Company) to the President of the Company and issued a note payable to the President of the Company in the amount of $148,000.

     Donald G. Mack, the Company's President and Chief Executive Officer was a principal stockholder of Keystone Holding Corp., whose assets were purchased by the Company on May 10, 1995. As a result of this transaction, Mr. Mack received .08% of the Company's common stock as of June 30, 1995 and executed two related party - notes payable to him in the amount of: 1). $81,202 in connection with the purchase of the commercial property in Parker, Colorado and 2). $10,000 in connection with amounts owed him from Key Communications, Inc., a now dissolved subsidiary of the Company.

     On February 12, 1996, Mr. Mack converted part of the Company's cash obligations to him through February 28, 1996 into shares of common stock valued at $.50 per share or 80% of the $.63 bid price on that date. Mr. Mack received 440,000 shares in settlement of the Company's $220,000 obligation to him, and computed as follows:
$120,600 in salary earned from the Company, a $30,000 management fee from the Company and a partial reduction of the notes payable due him in the amount of $69,300. This transaction was approved by the Company's Board of Directors on February 12, 1996.

     On July 16, 1996, Mr. Mack converted all of the Company's cash obligations to him as of June 30, 1996 into shares of common stock valued at $.50 per share or 80% of the $.125 bid price on that date. Mr. Mack received 277,406 shares in settlement of the Company's $138,703 obligation to him as follows: $104,000 in salary earned from the Company and final reduction on any remaining notes payable due him in the amount of $34,703. This transaction was approved by the Company's Board of Directors on July 16, 1996.

     Except for the foregoing and during the fiscal year ended June 30, 1997, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Company or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the Company's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents or subsidiaries was or is a party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following documents are filed herewith or incorporated herein by reference as Exhibits:

2.0   Acquisition of Keystone Holding Corp. dated May 10,1995
      (incorporated by reference to the Company's Form 8-K dated
      May 10, 1995).

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

2.5   Conversion of $1,500,000 debt to common stock issued to non
      U.S.A. residents. Incorporated by reference to Form 8-K dated July 14, 1997 and April 7, 1998.

2.6   Acquisition of operating assets from Centennial
      Communications Corp. Incorporated by reference to Form 8-K dated December 29, 1997 and September 3, 1998.

3.1 Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company's Form S-1
      Registration Statement No. 82-88530 dated December 20, 1983). Amendment Incorporated by Reference to Form 8-K dated May 12, 1997.

3.2 By-laws. (incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 82-88530 dated December 20, 1983).

3.3 Increase in Authorized Shares; Shareholders Authorization for Recapitalization and Convertible Debt Funding. Incorporated by Reference to Form 8-K dated May 12, 1997 and Form 8-K dated December 29, 1997.

4.0   Certificate of Designation of Series A Preferred Shares.  (1)

4.1   Certificate of Designation of Series B Preferred Shares.  (1)

4.2   Certificate of Designation of Series C Preferred Shares.  (1)

10.01 Form of Employment Agreement between the Company and its officers.  (1)

10.02 Commercial contract to buy and sell real estate between
      Keystone Holding Corp. and Local Service Corporation dated
      May 5, 1995. Exhibit header reads "International Network."
      (1)

10.03 Warranty Deed dated May 30, 1995 from Local Service
      Corporation to Nattem USA, Inc.,  (1)

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

10.05 Promissory Note and Deed of Trust dated May 30, 1995 executed by Key Car Finance Company in favor of Local Service
      Corporation. (1)

10.06 Agreement of Sale By and Between Nattem USA, Inc. and John
      Sandy Productions, Inc. dated July 26, 1995, together with
      Exhibits.  (1)

10.07 Option Agreement By and Between Key Communications Group,
      Inc. and Mobile-One Communications, Inc. dated July 31, 1995.
      (1)

10.08 Agreement among the Company, Proxhill Marketing Limited and
      Adex Corp. dated December 15, 1995.  (1)

10.09 Letter Agreement between the Company and James Krejci dated
      February 12, 1998.

10.10 Issuance of shares to persons and entities not residents of the U.S.A. pursuant to Regulation S. Incorporated by reference to Form 8-K dated July 14, 1997 and April 7, 1998.

16.01 Letters on change in certifying accountant. (incorporated by reference to the Company's Incorporated by reference to Form
      8-K dated August 22, 1996, September 12, 1996 and July 18, 1997).

16.2 Change in Certifying Accountants. Incorporated by reference to Form 8-K dated July 18, 1997.

21    Subsidiaries of the registrant.

21.1  American Wireless Network, Inc., a Colorado Corporation

21.2  AmNet Resources, Inc., a Colorado Corporation

21.3  International Media Group, Ltd., a Colorado Corporation

21.4  Custom Concepts, Inc., a Colorado Corporation

21.5 Reference to Former Subsidiaries Incorporated by Reference to Exhibits Filed with the Company's Form 10-KSB for Fiscal Year Ended June 30, 1995

27    Financial Data Schedule

_____________________________
(1) Incorporated by reference to exhibits filed with the Company's Form 10KSB for June 30, 1995.

(b)  Reports on Form 8-K.

     The Company filed one report on Form 8-K during the quarter ended June 30, 1997, and six reports on Form 8-K from June 30, 1997 to the date of this report.

                            SIGNATURES

     Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                              COMTEC INTERNATIONAL, INC.

Date: September 15, 1998      By:  s/James J. Krejci
                                 --------------------------------
                              James J. Krejci, Chief Executive
                              Officer, President and CEO

                              By:  s/Gordon D. Dihle
                              -----------------------------------
                              Gordon D. Dihle, Chief Financial
                              Officer, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                         Title               Date


s/Gordon D. Dihle                               September 15, 1998
--------------------------
Gordon D. Dihle                  Director

s/James J. Krejci                               September 15, 1998
--------------------------
James J. Krejci                  Director

                    COMTEC INTERNATIONAL, INC.


                    INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements                            Page

Reports of Independent Certified Public Accountants
    Ehrhardt Keefe Steiner & Hottman PC                        46
    Hixon, Marin, Powell & De Sanctis, P.A.                    50

Consolidated Balance Sheet for the Years
    Ended June 30, 1996 and 1997                               52

Consolidated Statements of Operations for
    the Year Ended June 30, 1996
    and the Year Ended June 30, 1997                           54

Consolidated Statements of Shareholders'
    Equity (Deficit)                                           55

Consolidated Statement of Cash Flow for
    the Year Ended June 30, 1996
    and the Year Ended June 30, 1997                           57

Notes to Financial Statements                                  63

                                                                    Ehrhardt
                                                                    Keefe
                                                                    Steiner &
                                                                    Hottman PC

                                                  Certified Public Accountants
                                                  and Consultants


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



                                    F - 1


         7979 E. Tufts Avenue, Suite 400   Denver, Colorado 80237-2843
                       303 740-9400  Fax 303 740-9009
             Member of DFK International and PKF International -
                   Providing Services in Cities Worldwide

To the Board of Directors and Stockholders
Comtec International, Inc,
Page Two


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


                                   s/Ehrhardt Keefe Steiner & Hottman PC

                                   Ehrhardt Keefe Steiner & Hottman PC

October 11, 1996, except for Note 11
as to which the date is October 25, 1996
Denver, Colorado

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)

                         INDEPENDENT AUDITORS' REPORT

                                      AND

                       CONSOLIDATED FINANCIAL STATEMENTS

          YEARS ENDED JUNE 30, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM
               INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1997

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
           YEARS ENDED JUNE 30, 1997 AND 1996 AND CUMULATIVE AMOUNTS
             FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1997





                                 CONTENTS
                                                                        PAGE


Independent auditors' report                                           1 - 2

Consolidated financial statements:

     Balance sheets                                                    3 - 4

     Statements of operations                                          4 - 5

     Statements of shareholders' equity (deficiency)                   6 - 7

     Statements of cash flows                                         8 - 10

     Summary of significant accounting policies                      11 - 13

     Notes to consolidated financial statements                      14 - 30

    HIXSON, MARIN, POWELL & De SANCTIS, P.A.  CERTIFIED PUBLIC ACCOUNTANTS
             David L. Hixson, C.P.A.   Raymond F. Marin, C.P.A.
            Donald F. Powell, C.P.A.   Peter V. De Sanctis, CPA

16100 N.E. 16th Avenue, Suite B                             3300 PGA Boulevard
North Miami Beach, FL  33162                          Gardens Plaza, Suite 810
Dade: (305) 944-7001                              Palm Beach Gardens, FL 33410
Broward: (954) 920-1311                                    Tel: (561) 624-5700
Fax: (305) 944-6637                                        Fax: (561) 624-5702




                        INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Comtec International, Inc. and Subsidiaries
Englewood, CO

We have audited the accompanying consolidated balance sheet of Comtec International, Inc. and Subsidiaries (a company in the development stage) as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year then ended and the amounts for the year ended June 30, 1997 included in the cumulative period from inception (March 15, 1994) to June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Comtec International, Inc. and Subsidiaries as of June 30, 1996 were audited by other auditors whose report dated October 11, 1996 expressed an unqualified opinion on those consolidated financial statements which included explanatory paragraphs that described the increase in authorized common shares and continuance as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtec International, Inc. and Subsidiaries at June 30, 1997 and the results of their operations and their cash flows for the year then ended and the amounts for the year ended June 30, 1997 included in the cumulative period from inception (March 15, 1994) to June 30, 1997 in conformity with generally accepted accounting principles.

Board of Directors and Shareholders
Comtec International, Inc. and Subsidiaries
Page Two


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of notes to consolidated financial statements, the Company experienced a net loss for the year ended June 30, 1997 of $ 5,115,300 and has experienced net losses form inception (March 15, 1994) to June 30, 1997 of $ 8,675,000. In addition, the Company's principal sources of cash flows have been through the sales of its common shares ($ 1,138,900) and from borrowings under financing activities ($ 2,835,500). The borrowings under financing activities may cause severe liquidity problems. No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 of notes to consolidated financial statements. The Company's ability to achieve the elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, are uncertain. As discussed in Note 12 of notes to consolidated financial statements, the Company is a defendant in a number of matters relating to employment contracts and telecommunications services. Because of the present stage of litigation, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provisions for losses and liabilities that may result therefrom have been made in the accompanying consolidated financial statements. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


s/Hixson, Marin, Powell & De Sanctis, P.A.

North Miami Beach, Florida
May 11, 1998, except as to Note 12,
  Litigation, as to which the date is
  June 17, 1998.

                 COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996

                                    ASSETS
                                                       1997           1996
                                                   -----------    -----------
Current assets
  Cash and equivalents (includes
    restricted funds of $78,600 in 1997)           $   630,000    $    27,500
  Accounts receivable, less allowance
    for doubtful collections of $250,000               127,100              -
  Investment in marketable securities                  248,400              -
  Officer receivable                                         -         25,400
  Other current assets                                       -          1,600
                                                   -----------    -----------

    Total current assets                             1,005,500         54,500

Property and equipment                                 275,500      2,149,600

License rights                                               -         75,000

Other assets                                            40,000         97,900
                                                   -----------    -----------

                                                   $ 1,321,000    $ 2,377,000
                                                   ===========    ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                       1997           1996
                                                   -----------    -----------

Current liabilities
  Current portion of long-term debt                $         -    $   622,800
  Convertible debenture                              1,000,000              -
  Notes payable                                        110,000        236,200
  Accounts payable                                     504,000        206,100
  Accrued liabilities                                  482,700        289,600
                                                   -----------    -----------

    Total current liabilities                        2,096,700      1,354,700
                                                   -----------    -----------

Long-term debt, less current portion                         -        344,600
                                                   -----------    -----------

Interest in preferred stock of subsidiary                    -        172,700
                                                   -----------    -----------

Shareholders' equity (deficiency):
  Series A convertible preferred stock, $1 stated
    par and liquidation value; 1,000,000 shares
    authorized, 420,000 shares issued and
    outstanding in 1996; $420,000 liquidation
    preference                                               -        420,000

  Series B convertible preferred stock, $5 stated
    par and liquidation value; 1,500,000 shares
    authorized; no shares issued and outstanding;
    liquidation subordinated to Series A
    liquidation value                                        -              -

                                        3



                                                       1997           1996
                                                   -----------    -----------

  Series C convertible preferred stock, $10 stated
    par and liquidation value; 1,000,000 shares
    authorized; no shares issued and outstanding;
    liquidation subordinated to Series A and
    Series B liquidation value                               -              -
  Common stock, $.001 par, authorized 100,000,000
    shares; issued 13,194,751 shares in 1997 and
    8,259,851 shares in 1996                            13,200          8,300
  Capital in excess of par                           7,910,100      6,181,800
  Unrealized loss in marketable securities              (3,600)             -
  Prepaid media agreements                                   -     (1,300,000)
  Shares held in escrow                                      -     (1,225,000)
  Deficit accumulated during the development stage  (8,695,400)    (3,580,100)
                                                   -----------    -----------
                                                      (775,700)       505,000
                                                   -----------    -----------

                                                   $ 1,321,000    $ 2,377,000
                                                   ===========    ===========









































      Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED JUNE 30, 1997 AND 1996 AND CUMULATIVE AMOUNTS
               FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1997

                                               Years ended            Cumulative
                                                 June 30,            Amounts from
                                            1997         1996     Inception to date
                                        -----------  -----------  -----------------
Expenses:
  Selling, general and administrative   $ 1,538,200  $   378,800  $       2,405,700

  Compensation in form of common stock    1,095,900    1,844,000          3,502,300

  Management fees, related party                  -       30,000             65,000
                                        -----------  -----------  -----------------
Loss before other income (expense)        2,634,100    2,252,800          5,973,000
                                        -----------  -----------  -----------------

Other income (expense):

  Interest and dividends                      6,300            -              6,300
  Interest (including $46,600 in the
    form of common stock in 1997)           (96,600)    (163,100)          (354,600)
  Rental and other                           45,500       54,500            132,700
  Prepaid calling card services,
    less revenues                          (514,800)           -           (514,800)
  Loss on investments, foreclosures
    and disposal of assets                 (621,600)     (50,000)          (671,600)
  Write-down of intangible               (1,300,000)           -         (1,300,000)
                                        -----------  -----------  -----------------

                                         (2,481,200)    (158,600)        (2,702,000)
                                        -----------  -----------  -----------------
Net loss                                $(5,115,300) $(2,411,400) $      (8,675,000)
                                        ===========  ===========  =================

Weighted average common
  shares outstanding                      8,857,079    5,450,272          5,074,501
                                        ===========  ===========  =================

Loss per common share                   $     (0.58) $     (0.44) $           (1.71)
                                        ===========  ===========  =================


















       Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

               COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                  (A COMPANY IN THE DEVELOPMENT STAGE)
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEAR ENDED JUNE 30, 1997, FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1996
         AND FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1997

                                             Preferred Stock-Series A     Common Stock
                                             ------------------------  -------------------
                                    Total       Shares      Amount       Shares     Amount
                                -----------    --------   ---------    ----------  -------
Balance, beginning:             $         -           -   $       -             -  $     -
 Add (deduct):
  Proceeds from sale
    of common stock                 629,700                               535,737      500

  Issuance of stock for:
   Liquidation of debt              130,000                               246,019      300
   Consulting services            1,124,400                               923,164      900
   Acquisitions                     922,200     420,000     420,000     3,315,969    3,300
   Officers' compensation         1,218,200                             1,600,300    1,600
   Exercised warrants                30,000                                 6,000        -
   Intangibles                            -                             1,040,000    1,100

  Reverse acquisition              (230,900)                              592,662      600

  Contribution of accrued
   officer's compensation           241,100

  Net loss:
   From inception (March 15,
    1994) to June 30, 1995       (1,148,300)          -           -             -        -
   Year ended June 30, 1996      (2,411,400)
                                -----------    --------   ---------    ----------  -------
Balance, June 30, 1996              505,000     420,000     420,000     8,259,851    8,300

Year ended June 30, 1997
 Add (deduct):
  Proceeds from sale of
   common stock                     509,200                               743,962      700

  Issuance of stock for:
   Liquidation of debt            1,500,000                             3,125,000    3,100
   License rights                 1,444,500                             1,361,786    1,400
   Consulting services              951,200                             1,590,305    1,600
   Conversion of preferred
    shares                          172,700                                69,088      100
   Acquisitions                      85,000                                63,333      100
   Officers' compensation            59,700                               324,123      300
   Interest                          46,600                                97,089      100

  Cancellation of shares due to
    Foreclosure                    (786,200)   (420,000)   (420,000)      (98,000)    (100)
    License rights               (1,444,500)                           (1,361,786)  (1,400)
    Cancelled acquisition                 -                              (980,000)  (1,000)

   Write-down of intangible       1,300,000           -           -             -        -

   Unrealized losses on
    marketable securities            (3,600)

   Net loss year ended
    June 30, 1997                (5,115,300)
                                -----------    --------   ---------    ----------  -------
Balance, ending                 $  (775,700)          -           -    13,194,751  $13,200
                                ===========    ========   =========    ==========  =======



          Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

                         COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                            (A COMPANY IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
    YEAR ENDED JUNE 30, 1997, FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1996
            AND FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1997 (continued)
                                                     Deficit
                                       Unrealized  Accumulated
                            Capital    losses in    During the
                           in excess   marketable  Development     Prepaid       Escrowed
                             of par    securities     Stage         Media         Shares
                           ----------  ----------  -----------   -----------   -----------
Balance, beginning:        $        -  $        -  $         -   $         -   $         -
 Add (deduct):
  Proceeds from sale
    of common stock           629,200

  Issuance of stock for:
   Liquidation of debt        129,700
   Consulting services      1,123,500
   Acquisitions             1,744,300                  (20,400)                 (1,225,000)
   Officers' compensation   1,216,600
   Exercised warrants          30,000
   Intangibles              1,298,900                             (1,300,000)

  Reverse acquisition        (231,500)

  Contribution of accrued     241,100
   officer's compensation

  Net loss:
   From inception (March 15,
    1994) to June 30, 1995                          (1,148,300)
   Year ended June 30, 1996                         (2,411,400)
                           ----------  ----------  -----------   -----------   -----------
Balance, June 30, 1996      6,181,800           -   (3,580,100)   (1,300,000)   (1,225,000)

Year ended June 30, 1997
 Add (deduct):
  Proceeds from sale of
   common stock               508,500

  Issuance of stock for:
   Liquidation of debt      1,496,900
   License rights           1,443,100
   Consulting services        949,600
   Conversion of preferred
    shares                    172,600
   Acquisitions                84,900
   Officers' compensation      59,400
   Interest                    46,500

  Cancellation of shares
   due to Foreclosure        (366,100)
    License rights         (1,443,100)
    Cancelled acquisition  (1,224,000)                                           1,225,000

   Write-down of intangible                                        1,300,000

   Unrealized losses on
    marketable securities                  (3,600)

   Net loss year ended
    June 30, 1997                                   (5,115,300)
                           ----------  ----------  -----------   -----------   -----------
Balance, ending            $7,910,100  $   (3,600) $(8,695,400)  $         -   $         -
                           ==========  ==========  ===========   ===========   ===========


          Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED JUNE 30, 1997 AND 1996 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1997


                                               Years ended            Cumulative
                                                 June 30,            Amounts from
                                            1997         1996     Inception to date
                                        -----------  -----------  -----------------
Cash flows from operating activities:
Net loss                                $(5,115,300) $(2,411,400) $      (8,675,000)
                                        -----------  -----------  -----------------
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation and amortization            81,800       90,100            201,500
  Issuance of common stock for
    services and interest                 1,142,500    1,156,300          2,861,200
  Write-down of intangible                1,300,000            -          1,300,000
  Losses on investments, foreclosures
    and disposal of assets                  497,600            -            497,600
  Changes in assets and liabilities                                               -
    Accounts receivable                    (127,100)     (25,400)          (152,500)
  Deposits and other                         (2,500)           -             (2,500)
  Other current assets                        1,600        4,500             11,100
  Accounts payable and accrued
    liabilities                             658,200      845,700          1,729,300
                                        -----------  -----------  -----------------
                                          3,552,100    2,071,200          6,445,700
                                        -----------  -----------  -----------------
       Cash used in operating
         activities                      (1,563,200)    (340,200)        (2,229,300)
                                        -----------  -----------  -----------------
Cash flows from investing activities:
  Proceeds from acquisition                       -            -             22,100
  Payments for:
    License rights                         (150,000)           -           (150,000)
    Marketable securities                  (250,000)           -           (250,000)
    Non-operating assets                          -      (25,000)           (25,000)
    Related party                           (39,000)           -            (39,000)
    Property, plant, equipment
      and trade name                       (218,600)     (70,200)          (291,300)
    Other                                         -      (95,400)           (79,500)
                                        -----------  -----------  -----------------
        Cash used in investing
          activities                       (657,600)    (190,600)          (812,700)
                                        -----------  -----------  -----------------
Cash flows from financing activities:
  Proceeds from:
    Related party                                 -            -            184,500
    Sales of common stock                   509,200      619,700          1,138,900
    Notes payable, principally
      related parties                             -            -            151,000
    Warrants                                      -            -             30,000
    Convertible debentures                2,500,000            -          2,500,000
  Payments on:
    Notes payable, principally
      related parties                      (185,900)     (80,300)          (327,800)
    Long-term debt                                -       (2,800)            (4,600)
                                        -----------  -----------  -----------------




                                               Years ended            Cumulative
                                                 June 30,            Amounts from
                                            1997         1996     Inception to date
                                        -----------  -----------  -----------------
        Cash provided by financing
          activities                      2,823,300      536,600          3,672,000
                                        -----------  -----------  -----------------
Increase in cash and equivalents            602,500        5,800            630,000

Cash and equivalents, beginning              27,500       21,700                  -
                                        -----------  -----------  -----------------
Cash and equivalents, ending            $   630,000  $    27,500  $         630,000
                                        ===========  ===========  =================














































          Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            YEARS ENDED JUNE 30, 1997 AND 1996 AND CUMULATIVE AMOUNTS
             FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1997

                                               Years ended            Cumulative
                                                 June 30,            Amounts from
                                            1997         1996     Inception to date
                                        -----------  -----------  -----------------
Supplemental disclosure of
  cash flow information:

    Cash paid for interest              $    30,700  $    34,000  $         106,900
                                        ===========  ===========  =================
Supplemental schedule of
  non-cash financing activities:
    Foreclosures:
      Net book value of real property   $(1,867,100) $         -  $      (1,867,100)
      Mortgages, notes, and other debt    1,081,300            -          1,081,300
      Preferred and common stock            786,200            -            786,200
      Gain on foreclosure                      (400)           -               (400)
                                        -----------  -----------  -----------------
                                        $         -  $         -  $               -
                                        ===========  ===========  =================

      Geneva options                    $ 1,500,000  $         -  $       1,500,000
                                        ===========  ===========  =================


      Common stock cancellation         $ 1,225,000  $         -  $       1,225,000
                                        ===========  ===========  =================

      Disposition:
        Debt assumed                    $  (145,000) $         -  $        (145,000)
        Book value of the
          property acquired                 135,000            -            135,000
        Loss on deposit for terminated
          Worland acquisition                10,000            -             10,000
                                        -----------  -----------  -----------------
                                        $         -  $         -  $               -
                                        ===========  ===========  =================


      Stock conversion                  $   172,700  $         -  $         172,700
                                        ===========  ===========  =================













          Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 1997 AND 1996



Basis of accounting:
  Comtec International, Inc. (the Company) prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

Principles of consolidation:
  The consolidated financial statements include the accounts of Comtec International, Inc. and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse stock split:
  On December 26, 1997, the Board of Directors, pursuant to shareholder approval granted at the annual meeting of shareholders held on March 28, 1997, voted to approve a one for five (1:5) reverse stock split of the Company's $.001 par value common stock, effective January 31, 1998. The number of shares issued at June 30, 1997, after giving effect to the reverse split, was 13,194,751 common shares (65,973,755 common shares before the reverse split). All share and per share data is stated to reflect the reverse split.

Management estimates:
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of financial instruments:
  The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short duration of these instruments.

Impairment of long-lived assets:
  Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets have been written down to their net estimated realizable value.

Cash and cash equivalents:
  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED JUNE 30, 1997 AND 1996



Marketable securities:
  Marketable securities are classified as available for sale and are reported at fair value. Fair value is based upon quoted market prices. At June 30, 1997, marketable securities consisted of mutual funds and the Company recorded the unrealized loss in shareholders' equity. No marketable securities were held at June 30, 1996.

Property, equipment and depreciation:
  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives as follows:

                                             Estimated Useful Lives
                                                    (in years)

            Office furniture and equipment              10
            Communication equipment                      7
            Computer equipment                           5

  The cost of fixed assets retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in net earnings.

  Repairs and maintenance are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

License rights:
  License rights are recorded at cost, less accumulated amortization. As licenses are developed, they are to be amortized to operations, using the straight-line method over an estimated useful life of five (5) years. If licenses are not developed, they are charged to operations when the license rights expire.

Income taxes:
  The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

                 COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                    (A COMPANY IN THE DEVELOPMENT STAGE)
           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED JUNE 30, 1997 AND 1996



Per share amounts:
  Loss per share is computed by dividing net loss by the weighted average number of shares outstanding throughout the year.

Stock based compensation:
  The Company applies the intrinsic value method for accounting for stock based compensation described by Accounting Principles Bound Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company applied the fair value method described by the Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," it would report the effect of compensation expense for stock based compensation as pro-forma effects on income and earnings per share, if material.

Recent Accounting Pronouncements:
  The Statement of Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board (FASB) in June 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. Both of these Statements are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

  Recently, the American Institute of Certified Public Accountants issued a proposed Statement of Position on Accounting for Start-Up Costs. The proposed accounting guidelines would require companies to expense start-up costs as incurred. The Financial Accounting Standards Board recently approved the proposed guidelines, and they will take effect for fiscal years beginning after December 15, 1998.

Reclassifications:
  In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform with the current year presentation.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


1.  Organization and business:
      Comtec International, Inc. (Comtec), formerly Nisus Video, Inc., was incorporated in the State of New Mexico on July 6, 1983. On May 10, 1995, Comtec shareholders approved the exchange of 2,245,794 common shares in exchange for all the outstanding common stock of Keystone Holding Corporation, Inc. (Keystone). Comtec and Keystone were related parties through certain common shareholders and management. The acquisitions had been accounted for in a manner similar to the pooling of interests method in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations, since it represents an exchange of entities under common control. Accordingly, the consolidated financial statements of prior years had been restated to include the accounts of the companies transferred, all at historical costs. No inter-company transactions existed between the companies during the prior periods and no adjustments were necessary to conform the accounting policies of the companies.

      Comtec has been and continues to be in the development stage. Since 1995, the Company has been executing strategic business plans to develop various telecommunications services and products, principally in the area of Specialized Mobile Radio (SMR). The Company has yet to commence its principal planned operations and from inception (March 15, 1994) has only generated auxiliary revenues to defray the cost of its planned operations.

      The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt.

      The Company's subsidiaries and percentage owned are as follows:


                                       Percentage    State       Date of
                  Company                Owned     Organized   Organization

       American Wireless Network, Inc.   100.0%    Colorado   December 3, 1996
       (AWN)

       TTI Communications Corporation     70.0%    Colorado   February 12, 1997
       (TTI)

       International Media Group, Ltd.   100.0%    Colorado   March 20, 1987
       (IMG)

       AmNet Resources, Ltd. (AmNet)     100.0%    Colorado   May 10, 1995
       (formerly CTI Real Estate, Inc.)

      The subsidiaries are principally in the telecommunication business except for AmNet, which held real property. The real property was foreclosed during the year ended June 30, 1997. AWN has acquired (December 4, 1997) management control of 160 channels of 900 Mhz Metropolitan Trading Area licenses, principally in the Southern and Western United States. It is the intent of Comtec's management that meaningful operations could be generated through AWN and thereby take the Company out of the development stage.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


1.   Organization and business (continued):
      TTI was in the business of reselling long distance service through prepaid phone cards. TTI became operational in February, 1997 and ceased operations on December 2, 1997, due to excessive losses. This operation only provided auxiliary revenues and did not take Comtec out of the development stage. IMG will operate and market advertising media through the use of giant LED screens. On March 23, 1998, IMG acquired the screens through the issuance of 5,000,000 common shares valued at $ .48 per share. On May 8, 1998, management decided to liquidate the LED screens.


2.   Going concern, liquidity and strategic planning:
      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $ 5,115,300 for the year ended June 30, 1997 and has reported net losses of $ 8,675,000 from inception (March 15, 1994) to June 30, 1997. As reported on the consolidated statements of cash flows, the Company incurred deficient cash flows from operating activities of $ 1,563,200 for the year ended June 30, 1997 and has reported deficient cash flows from operating activities of $ 2,229,300 from inception (March 15, 1994) to June 30, 1997, has deficient working capital at June 30, 1997 of $ 1,091,200 and a deficient equity of $775,700 at June 30, 1997. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants ($1,168,900) and issuance of short and long-term debt ($ 2,835,500) which includes related party debt. Additional capital and/or borrowings may be necessary in order for the Company to continue in existence until attaining profitable operations.

      The Company's principle source of working capital funding has been the Geneva Reinsurance Company Ltd. (Geneva) (Read Note 8 on Convertible Debenture). The Company has been dependent on Geneva to maintain its cash flow, and no assurances can be given that Geneva will continue as a source of funding.

      Management has developed a strategic business plan to raise private financing, develop a management team, maintain reporting compliance, seek new expansive areas in telecommunications, develop a market in analog SMR services with a secondary objective of acquisitions of other operating entities and conversions of analog systems to digital technology. As part of its plan to resolve the lack of liquidity, the Company issued approximately 2,083,300 common shares at $ .48 per share to liquidate the $ 1,000,000 convertible debenture.

      In December 1997, the Company acquired seven operating SMR systems located within five (5) states for approximately $ 3,035,700. Management anticipates that the seven operating systems will generate sufficient cash flow to meet current operating expenses. In order to acquire the SMR licenses, the Company borrowed $ 1,600,000 from Geneva Reinsurance Company, a Nevis Corporation, for the initial payments and working capital.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


2.   Going concern, liquidity and strategic planning (continued):
      Payment of the purchase price of $ 3,035,700 will be as follows:
                                                           Amount

                      Down payment made                $    200,000
                      Payment at closing                  1,000,800
                      Future payment, pending approval
                       by the Federal Communication
                       Commission, at 8% interest           444,100
                      Future payments to the Federal
                       Communications Commission          1,390,800
                                                       ------------
                                                       $  3,035,700
                                                       ============

      Subsequently, Geneva advanced an additional $600,000 to the Company to fund the subsequent installment.

      There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan.

3.   Acquisitions and dispositions:
      In April 1996, the Company entered into a license option agreement (as subsequently amended) to purchase approximately 1,380 SMR radio channels in the 800 MHz radio spectrum from a number of independent license holders. The purchase price of the option rights was $ 1,594,500, as amended, and was payable as follows:
                                                          Amount

             Cash paid on closing                      $    150,000
             Issuance of:
              560,000 common shares of common
               stock at $1.25 per share.                    700,000
              39,767 shares of Series C Redeemable
               Convertible preferred stock converted
               into 662,786 shares of common stock at
               $0.60 per share.                             397,000
              139,000 shares of common stock at
               $2.50 per share                              347,500
                                                       ------------
                                                       $  1,594,500
                                                       ============

      The Company had a significant investment in the license rights, the recoverability of which was dependent upon the success of funding a settlement with the independent license holders. The settlement required the re-purchase of all previously issued common stock for $ 925,000. It was not the intention of management to pay the settlement and accordingly the license option agreement was terminated. The Company canceled the common stock issued as if the termination had occurred on June 30, 1997, which resulted in a loss of $ 150,000.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996

3.   Acquisitions and dispositions (continued)
      In March 1998, the Company acquired large Light Emitting Diode (LED) screens from its primary lender (see Note 8 on convertible debenture) for $ 2,400,000, which was financed by the lender and liquidated by the issuance of approximately 5,000,000 common shares at $ .48 per share. Closing bid price of the common stock was approximately $ 0.26 per share. The Company will write down the acquisition based upon the fair value of the stock issued ($1,300,000). Management has been authorized to sell the screens for the best possible price.

      During the year ended June 30, 1997, land and buildings with a net book value $ 1,867,100 were foreclosed upon. The foreclosures resulted from litigation for non-performance. Long and short-term debt ($1,081,300) and equity ($786,200) were assumed or canceled as a result of the foreclosures. The Company recognized a gain of $ 400, which was credited to operations

      During the year ended June 30, 1996, the Company was to acquire 61% of the outstanding common stock of Network Teleports, Inc. for approximately $ 1,250,000 consisting of a $ 25,000 deposit and the issuance of 980,000 shares of common stock at $ 1.25 per share
      ($ 1,225,000), which were held in escrow until approval was obtained from the Federal Communications Commission. Certain shareholders of the Company were also shareholders of Network Teleports, Inc. (related parties). During the year ended June 30, 1997, the agreement was terminated, which resulted in a loss to the Company of approximately
      $ 318,400 consisting of the $ 25,000 deposit and equipment with a net book value of $ 293,400. The loss has been charged to current operations. The escrowed shares were cancelled by mutual consent of the parties.

      In August, 1995, the Company acquired rights to 185 unconstructed and non-operational SMR channels for $ 75,000, including a note payable for $50,000, collateralized by real property. The Federal Communications Commission cancelled 110 licenses, and the remaining 75 licenses were considered active. The real property that collateralized the note was lost in a foreclosure as described earlier, and the Company forfeited the remaining licenses. As a result, the Company recognized a loss of approximately $ 9,100, which was charged to current operations. The loss was determined as follows:

                      Original cash deposit         $      25,000
                      Note payable                         50,000
                      Accrued interest                      9,100
                                                    -------------
                                                           84,100
                      Original basis                       75,000
                                                    -------------

                      Loss on cancellation          $       9,100
                                                    =============

      On July 31, 1995, the Company entered into an option agreement to acquire certain SMR systems for $ 175,000. The option agreement expired on November 30, 1995, and a $ 50,000 option loss was charged to operations.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


3.   Acquisitions and dispositions (continued):
      The Company had advanced $ 40,000 for the acquisition of an advertising company. The acquisition agreement was terminated and the advance was converted to prepaid advertising costs. Subsequent to the year-end, the advertising company has started to produce media advertising for future utilization.

4.   Concentrations of credit risk:
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the year, the Company's account balances with financial institutions may exceed federally insured limits. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions that they believe are of good quality.

      The Company may have a concentration of credit risk with respect to accounts receivable, as substantially all customers resulted from prepaid phone service. The Company does not perform credit evaluations and does not require collateral. The Company maintains, when appropriate, an allowance for uncollectible accounts receivable. Therefore, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable and to date have been within management's expectations.


5.   Details of financial statement components:
       Property and equipment:                     1997          1996
         Land                                    $       -    $  425,000
         Buildings and improvements                      -     1,515,100
         Communication Equipment                   249,700       300,000
         Furniture, fixtures and equipment          49,200        22,500
                                                 ---------    ----------

                                                   298,900     2,262,600

         Accumulated depreciation                   23,400       113,000
                                                 ---------    ----------
                                                 $ 275,500    $2,149,600
       Other assets:
         Deposits:
          Network Teleports, Inc.                $       -    $   25,000
          Security and other                             -         5,200
          Trade name and other                           -        27,700
          Prepaid production costs                  40,000        40,000
                                                 ---------    ----------

                                                 $  40,000    $   97,900
                                                 =========    ==========

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


5.   Details of financial statement components (continued):
                                                    1997         1996
      Accrued liabilities:
       Payroll and related benefits              $ 371,800    $   99,800
       Interest                                     25,600       136,800
       Professional fees                            85,300             -
       Property taxes                                    -        33,000
       Deferred income                                   -        20,000
                                                 ---------    ----------

                                                 $ 482,700    $  289,600
                                                 =========    ==========

      Charges to operations:
       Losses (gains) on:
        Investments:
         International Media Group, Ltd.         $ 124,500
         Omni-Range                                  9,100
         Worland Communications, Inc.               10,000
         Network Teleport, Inc.                    293,400
         SMR option agreement                      150,000
                                                ----------

                                                   587,000
                                                ----------
      Foreclosures:
       Bethany property                             51,100
       Parker property                             (51,500)
                                                ----------

                                                      (400)
                                                ----------

       Disposal of assets                           35,000
                                                ----------

      Loss on investments, foreclosures,
       and disposal of assets                   $  621,600
                                                ==========

6.   Notes payable:
      Related parties:                              1997         1996
       Note payable, unsecured, interest
       at 12.0% per annum, maturing
       December 15, 1997.                       $   70,000    $        -

       Note payable, unsecured, interest
       at 10% per annum, due to former
       officers, matured December 2, 1995,
       settled through litigation in 1997
       for $ 25,800.                                     -        25,800

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


6.   Notes payable (continued):
      Related parties (continued):                  1997         1996
       Note payable, unsecured, interest
       at 18% per annum, due to an entity
       related to a former officer/director,
       personally guaranteed by a former
       officer of the Company.  Note in
       default, due on demand.                      40,000        40,000
                                                ----------    ----------

                                                   110,000        65,800
                                                ----------    ----------

      Other:
       Note payable, unsecured, interest
       at 10% per annum prior to default
       on March 7, 1995.  Settled through
       litigation for $ 45,000, including
       unpaid interest.                                  -        35,000

       Note payable, collateralized a second
       deed of trust on real property,
       interest at 9% per annum.  Settled
       through litigation for $50,000.                   -        85,400

       Note payable, collateralized by real
       property, interest at 12% per annum.
       The note was in default in 1996 and
       was settled through foreclosure.                  -        50,000
                                                ----------    ----------

                                                         -       170,400
                                                ----------    ----------

                                                $  110,000    $  236,200
                                                ==========    ==========

7.   Long term debt:
      Mortgage notes payable, collateralized
      by real property, interest ranging from
      9% to 10.5%.  The mortgage notes were
      in default in 1996.  Both mortgages
      were liquidated through foreclosure
      during the year ended June 30, 1997.                    $  967,400

      Less current portion                                       622,800
                                                              ----------

                                                              $  344,600
                                                              ==========

      During the year ended June 30, 1997, the mortgage holders foreclosed on both properties in liquidation of the debt. As a result of the foreclosures, the Company had a gain on foreclosures of $400, which was credited to other income.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


8.   Convertible debenture:
      The Company has entered into various loan agreements with Geneva Reinsurance Company Ltd. (Geneva), a corporation under the laws of Nevis, to provide financing for working capital and asset acquisitions. The agreements provide for financing up to $ 6,500,000, of which $ 2,500,000 had been funded through June 30, 1997; $ 1,600,000 was funded in December 1997, and the balance of $2,400,000 was funded in March 1998. Under the terms of the agreement, the first $2,500,000 advance shall earn interest at 12.0%, maturing in March 1998. This amount is also convertible into common stock and warrants. Common stock is convertible at $ .48 per share. Each share shall carry a warrant to purchase an additional common share at $4.50 per share, exercisable at any time during a three (3) year period commencing with the date of issuance of the shares and warrants. Per share information is after giving effect to the reverse stock split of January 31, 1998. On June 30, 1997, Geneva converted $ 1,500,000 of advances into 3,125,000 common shares and 3,125,000 warrants. The remaining balance of $ 1,000,000 was converted on March 23, 1998 into 2,083,300 common shares and 2,083,000 warrants.

      In December 1997 the Company was advanced $1,600,000 for the acquisition of SMR systems (Read Note 2 on Strategic Planning). This advance was converted on March 23, 1998 into approximately 16,000,000 common shares at $ .10 per share and 16,000,000 warrants to purchase common stock on a one for one basis at $2.90 per share.

      In March 1998, the Company acquired large LED screens from Geneva for $ 2,400,000. Geneva owned the LED screens because of a foreclosure of an outstanding loan to an unrelated third party. The Company issued 5,000,000 shares of common stock at $ .48 per share and 5,000,000 warrants to purchase common stock on a one for one basis at $2.90 per share for the screens. Based upon the bid price of $ .26 per share, the Company paid a premium for the LED screens of approximately $1,100,000. The Board of Directors has authorized management to liquidate the LED screens.

      A summary of the convertible debentures after giving effect to the reverse stock split is as follows:

                                                   Amount         Shares

             Working capital loans              $  2,500,000     5,208,334
             Subsequent transactions:
              Purchase LED screens                 2,400,000     5,000,000
              Working capital and SMR purchases    1,600,000    15,999,998
                                                ------------    ----------
                                                $  6,500,000    26,208,332
                                                ============    ==========

      No warrants have been exercised as a result of this transaction. The 4,242,922 warrants can be converted into 4,242,922 shares of common stock at $4.50 per share and 24,683,332 warrants can be converted into 24,683,332 shares of common stock at $ 2.90 per share. The warrants expire at varying dates from June 2000 to March 2001 (read Note 10 of notes to consolidated financial statements).

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


8.  Convertible debenture (continued):
      As a result of the financing provided by Geneva, the Company agreed to pay a finders fee, to an individual related to Geneva. Approximately 490,000 was paid and charged to operation in June 30, 1997 through the issuance of approximately 1,020,800 common shares at $ .48 per share. An additional $160,000 was paid and charged to operations in March 1998 through the issuance of 1,600,000 common shares at $ .10 per share. The Company also issued warrants on a one for one basis for common stock. Approximately 1,020,800 warrants at June 30, 1997 are exercisable at $4.50 per share and 1,600,000 warrants at March 1998 are exercisable at $2.90 per share. No warrants have been exercised and they expire three
      (3) years from date of issue but not later than March 2001.

      Subsequently, Geneva amended it loan agreement to provide an additional $ 600,000 of working capital. The advance was utilized in the acquisition of the SMR systems discussed in Note 2 of notes to consolidated financial statements. The additional advance has been made under the same terms and conditions of previous loans except as an additional inducement the conversion feature will be determined at $ .27 per share.

9.   Income taxes:
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

      The significant component of deferred tax asset at June 30, 1997 and 1996 are:

                                                       1997           1996
       Deferred tax asset:
        Net operating loss                        $   3,204,600  $  1,248,000
        Less valuation allowance                      3,204,600     1,248,000
                                                  -------------  ------------

        Net deferred tax asset                    $           -  $          -
                                                  =============  ============

      The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

      The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal rate due to the following:

                                                       1997          1996
        U.S. Federal statutory income
         tax rate of 35% (benefit)                $ (1,790,400)  $   (844,000)

        Effective state income tax (benefit)          (166,200)       (78,400)

        Valuation allowance                          1,956,600        922,400
                                                  ------------   ------------

                                                  $          -   $          -
                                                  ============   ============

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


9.   Income taxes (continued):
      At June 30, 1997, the Company had available federal net operating loss carryforwards of approximately $ 8,785,300, which will expire in varying years through 2012.

10.  Shareholders' equity:
      On March 28, 1997, the Company's shareholders approved an increase in the number of authorized shares of stock from 50,000,000 to 100,000,000 common shares and from 5,000,000 to 10,000,000 preferred shares. The Board of Directors has authorized up to 4,000,000 shares of Convertible Preferred Stock, with a par value of $ .001 per share. These securities are non-voting and have an issue price and liquidation value ranging from $ 1.00 to $ 10.00. The Series B is subordinate to the Series A and Series C is subordinate to the Series A and B. Each share of each series is convertible into common stock, $ .001 par value at the closing bid price on the date notice of the conversion is received. No conversion may be made unless the closing bid price has reached $ 10.00 per Series A and $ 7.50 per Series B shares for more than 20 consecutive trading days. The Company may redeem the Series A at $ 1.00 per share, Series B at $ 5.00 per share and Series C at $ 10.00 per share.

      At June 30, 1996, 420,000 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding relating to the acquisition of an office building. On May 1, 1997, the Company settled litigation with the holder of the shares by which the holder returned the 420,000 shares of stock. At June 30, 1997, no Series A Redeemable Convertible Preferred Stock was issued and outstanding.

      At June 30, 1997, and 1996, no Series B Redeemable Preferred Stock was issued and outstanding.

      At June 30, 1996, there was no Series C Convertible Preferred Stock issued and outstanding. In September 1996, the Company issued 39,767 shares of Series C Redeemable Convertible Preferred Stock in connection with the acquisition of license rights. In October 1996 the stock was converted into 662,786 shares of common stock under the conversion rights then existing. The Company has recorded the conversion although the holder of the Series C preferred stock has yet to surrender the shares. In the opinion of management, there is no Series C stock outstanding. The Company's transfer agent also recorded the conversion. At June 30, 1997 there is no Series C Redeemable Convertible Preferred Stock issued or outstanding.

      A summary of the terms of the Redeemable Preferred Stock is as follows:

                                      Issue   Liquidation  Conversion ratio
               Type         Par       price      price      to common stock

             Series A     $ .001     $ 1.00     $ 1.00            1:1
             Series B       .001       5.00       5.00            1:1
             Series C       .001      10.00      10.00            1:1

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


10.  Shareholders' equity (continued):
      As described in Note 8 of notes to consolidated financial statements, Geneva Reinsurance Company, Ltd. (Geneva), the primary lender, converted its debt into common stock of the Company. As a result of the debt conversions, Geneva controlled approximately 21% of the outstanding common stock at June 30, 1997. Subsequently, additional debt was converted into common stock which increased Geneva's interest to approximately 31%. Through other subsequent transactions, approximately 70% of the subsequently issued and outstanding common stock were controlled by Geneva.

11.  Incentive Compensation plans:
      The Company has a stock option plan, approved by the shareholders, which provides for the granting of options to officers, key employees, directors and consultants to the Company. The plan provides for 900,000 shares of the Company's common stock (the available shares) for issuance pursuant to the exercise of stock options which may be granted to officers, key employees, directors, and consultants. The plan provides for annual adjustment in the number of available shares to an amount equal to ten percent (10.0%) of the number of shares outstanding on June 30 of the preceding year or 980,000 shares, whichever is greater. The Compensation Committee administers the plan. The committee has the authority and discretion to determine when and how many options will be granted. The committee will also determine which options may be intended to qualify (Incentive Stock Option) for special treatment under the Internal Revenue Code of 1986, as amended or non-qualified options (Non-Qualified Stock Options) which are not intended to qualify.
      Options are to be granted at 85% to 110% of fair market value on the date of grant. As of June 30, 1997, those eligible under the plan have not purchased any shares of the company common stock, nor have any options been granted. The plan will remain in effect until terminated by the Compensation Committee, except that no Incentive Stock options will be granted after January 31, 2007.

      The Company also granted performance-based common stock options to certain employees/officers/directors based upon revenue performance.
      No shares were granted under the performance based common stock options for the year ended June 30, 1997. A summary of the options, performance levels and price per share is as follows:
                                                              Term From
               Gross Revenue Levels       Options   Price     Execution

             $ 0 to $999,999                  -0-   $ -0-       -0-
             $ 1,000,000 to $ 4,999,999   200,000     .10   one (1) year
             $ 5,000,000 to $ 14,999,999  400,000     .20   one (1) year
             $ 15,000,000 and greater     600,000     .30   four (4) years

      Other stock option agreements:
        The former plan, which terminates on September 16, 1998, provided for the granting of stock options to employees, officers and directors to purchase up to 600,000 shares of common stock. Options may be granted for terms up to three (3) years at the exercise prices of 100% to 110% to the fair market value of the Company's stock at the date of grant.
        No options are outstanding under the plan at June 30, 1997. On February 16, 1998, 75,000 stock options were granted to key employees.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


12. Commitments, contingencies, litigation, transactions with related parties and other:
      Restricted funds:
        In April 1997, an officer/director/shareholder of the Company used a $78,600 certificate of deposit of the Company to collateralize the purchase of an automobile in a limited liability company affiliated with the officer/director/shareholder. The collateral was reduced by approximately $10,000 during the subsequent period. The certificate of deposit is restricted and is included in cash and equivalents.

      Employment contracts:
        The Company has employment agreements with its executive officers, some of which are directors/shareholders, that expire at various times through June 30, 2002. The agreements, which have been revised from time to time, provide for minimum salary levels adjusted annually, term life insurance as well as incentive bonuses which are payable if specified management goals are attained. Certain employees may convert any unpaid compensation into common stock at a 20% discount of the bid price at the time of conversion. Cash bonuses shall be paid in cash or common stock, equal to five percent (5%) of the net increase in the net assets of the Company and an additional bonus of ten percent (10%) of net earnings before income taxes, depreciation and amortization. As an additional incentive, an annual stock bonus equal to five percent (5.0%) of issued and outstanding common stock shall be paid. For the year ended June 30, 1997, the five percent (5.0%) stock bonus of approximately $291,200 (727,952 shares at $ .40 per share) was accrued and charged to operations.

        An employment agreement with a former officer/director/shareholder was settled on October 8, 1997 which called for the issuance of approximately 520,700 common shares at $0.25 per share ($130,200).
        The amount has been accrued and charged to current operations. Under the agreements, certain employees were granted stock options based on gross revenues, once the Company is out of development stage. The options and option price range from 200,000 shares at $ .50 per share ($1,000,000 revenues), 400,000 shares at $ 1.00 per share ($5,000,000 revenues) and 600,000 shares at $ 1.50 per share ($15,000,000 revenues). The option expires 2001. In the event of termination without cause, as defined, the outstanding balance of the agreement is payable immediately. No options were granted or exercised, except for the settlement with the former officer/director/shareholder. The aggregate commitment for compensation at June 30, 1997, excluding bonuses, was approximately $ 900,000 payable at $ 180,000 per year through June 30, 2002.

      Consulting agreements:
        The Company has consulting service agreements with certain former officers/directors, expiring at various through October 1997. The agreements provide for minimum monthly fees and common stock of the Company based upon a formula of the bid price. The agreement grants stock options for 100,000 common shares at an exercisable price of 70% of the offering price of any secondary offering. Consulting services of $ 167,500 have been paid and/or accrued as of June 30, 1997 and 139,870 shares of common stock have been issued. All amounts have been charged to current operations. The aggregate commitment for future service fees, excluding bonuses of common stock, is approximately $ 32,000 at June 30, 1997.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996

12. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Management agreement:
        As disclosed in Note 2 of notes to consolidated financial statements, the Company acquired several SMR operating systems located within five
        (5) states. Under the terms of the agreement, the Company shall retain all net profits of the systems, as defined, with a ceiling of $ 30,000 per month per system. Net profits more than the ceiling shall be paid to the seller each month. None of the systems has made net profits more than the ceiling.

      Transactions with related parties:
        The following is a summary of transactions with related parties as of June 30, 1997:

            Compensation to officers/directors/shareholders   $  980,300
            Consulting                                           167,500
            Origination fees to related parties                   60,000
            Common stock issued on preferred stock conversion    172,700
            Restricted funds for related party                    78,600
            Advertising fees to related party                     10,900
            Loss on terminated agreement with related party      318,400
            Reimbursement of expenses to
             offices/directors/shareholders                       66,300
            Related party loans                                  (70,000)
                                                              ----------

                                                              $1,784,700
                                                              ==========

      Advertising agreement:
        In 1995 the Company entered into a three (3) year media purchase agreement for $ 1,950,000, that was partially prepaid through the issuance of 5,200,000 common shares at $ .25 per share ($ 1,300,000). As the advertising was utilized, the Company would pay one third of the invoice and two-thirds would be applied against the prepaid amount. The Company also granted the advertiser an option expiring in the year 2000 to acquire 200,000 common shares at $ 1.25 per share. Share amounts and prices have been adjusted for the reverse stock split. During the year ended June 30, 1997, management determined the media agreements had no continuing value and charged current operations for the outstanding balance. The common stock issued and the stock option remain outstanding.

      Termination of private placement:
        During the current period, the Company prepared a private placement offering. The discussions regarding the offering were terminated and the cost of approximately $ 25,000 was charged to operations.

      Litigation:
        Pending litigation includes claims made by a telecommunications service provider and by former employees for breach of their agreements. The Company has filed counterclaims against all of the claimants and is vigorously defending the claims. Counsel is unable to gauge the outcome of these matters at this time, consequently, no provisions have been made in the accompanying consolidated financial statements.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


12. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Litigation (continued):
        The Company has filed a claim against the seller of the option license agreement and other parties holding title to SMR licenses subject to the Company's option agreement, claiming breach of contract. The parties have negotiated a settlement on June 17, 1998. The Company has offered a cash settlement of $925,000 in addition to the $150,000 already paid in return for the transfer of the SMR licenses and the return of all Company stock issued to the seller and other parties to the agreement. Under the terms of the original agreement, if the Company does not make payment by July 1, 1998, all previously issued common stock would revert back to the Company and the license rights would be cancelled. Management has indicted that it is not their intention to pay the settlement, accordingly, the transaction has been reversed, the common stock cancelled and the Company recognized a loss of $ 150,000.

        Various lawsuits were settled during the year, including matters resulting in the foreclosure of the Company's real properties. Settlements with two former officers amounting to $ 105,000 and settlements with vendors and consultants amounting to approximately $ 20,800 have been provided for in the accompanying consolidated financial statements.

        The Company is a defendant to various other lawsuits, claims and proceedings. Management considers these other actions as being incidental to the Company's business and is of the opinion that the financial exposure of these other actions will not materially affect the financial position of the Company.

      Minority interest:
        Minority interest represents the cumulative effect of earnings, losses, capital contributions and distributions in TTI Communication Corporation. The minority interest of TTI Communications Corporation reflects no value at June 30, 1997. At June 30, 1997, unused losses of the minority interest of approximately $166,900 can be utilized to offset future profits.

      Rental commitments:
        In December 1997, the Company relocated its principal offices to Englewood, CO and executed a three year lease on the premises which expires November 30, 2000. Minimum annual lease payments will be approximately $20,400, $35,700 and $36,800 for the years ending June 30, 1998, 1999 and 2000, respectively and $15,500 for the five month period ending November 30, 2000.

      Warrants and options:
        The Company has granted various stock options and warrants to various employees, consultants and lenders under employment, consulting and financing agreements. The agreements provide for the issuance of 28,926,254 shares of common stock at prices ranging from $ 2.90 to $ 4.50 per share. In addition, Geneva was granted 4,242,922 warrants which can be converted into common stock on one for one (1:1) basis at prices ranging from $2.90 to $4.50 per share. The warrants expire no later than June 30, 2000.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


12. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Warrants and options (continued):
        Information relating to stock options and warrants are as follows:

                              Employee/consultants  Lender    Option Price
                                 Stock Options     Warrants  Per Share Range

         Outstanding options/
         warrants, balance,
         beginning                  200,000               -       $ 1.25

         Add (deduct):
              Granted                     -       4,242,922         4.50
              Exercised
              Expired or
               cancelled                  -               -
                                    -------       ---------

           Balance, ending          200,000       4,242,922
                                    =======       =========

        Subsequently, the Company issued 24,683,332 warrants to be converted into common stock when exercised on a one for one (1:1) basis at a price of $2.90 per share. The warrants expire March 2001.

      Year 2000 compliance:
        The year 2000 issue is the result of computer programs being written using two (2) digits rather than four (4) digits to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the year 2000 issue, management is of the opinion that the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the year 2000. The Company does not anticipate any material adverse impact on its business.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996


13.  Selected quarterly data (unaudited):
      The following summarized certain quarterly results of operations (in thousands, except share amounts):

        Year ended June 30, 1997:                       Quarter ended
                                             -----------------------------------
                                             September  December  March   June
                                                30,        31,     31,     30,
                                             ---------  --------  -----  -------
        Expenses:
         Selling, general and administrative $     342  $    706  $ 360  $ 1,226
         Interest                                    -        10     32       55
                                             ---------  --------  -----  -------
                                                   342       716    392    1,281

        Deduct other income (expense)              (53)       60    144   (2,535)
                                             ---------  --------  -----  -------

        Net loss                             $    (395) $   (656) $(248) $(3,816)
                                             =========  ========  =====  =======

        Net loss per share                   $    (.04) $   (.07) $(.03) $  (.44)
                                             =========  ========  =====  =======

        Year ended June 30, 1996:                       Quarter ended
                                             -----------------------------------
                                             September  December  March    June
                                                30,        31,     31,      30,
                                             ---------  --------  -----  -------
        Expenses:
         Selling, general and administrative $   1,029  $    308  $ 762  $   124
         Interest                                    -         -     95       68
         Management fee                              -         -      -       30
                                             ---------  --------  -----  -------

                                                 1,029       308    857      222

        Deduct rental and other
         income (expense)                           98        64     91     (248)
                                             ---------  --------  -----  -------

        Net loss                             $    (931) $   (244) $(766) $  (470)
                                             =========  ========  =====  =======

        Net loss per share                   $    (.17) $   (.05) $(.13) $  (.09)
                                             =========  ========  =====  =======














                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                     (A COMPANY IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 1997 AND 1996

13.  Selected quarterly data (unaudited) (continued):
      Comtec International, Inc. common stock is traded on the OTC Electronic
      Bulletin Board system under the symbol of YRLSD. The following table sets forth the quarterly high and low sales prices for the periods indicated. The prices shown represent actual sales prices without retail markups, markdowns or commissions.

      Share price of common stock:
                                              1997              1996
                                         High     Low       High     Low

        First quarter, September 30    $  5.00  $  .94    $  4.40  $  1.55

        Second quarter, December 31       5.00    1.25       2.20     1.25

        Third quarter, March 31           1.72     .45       1.90      .65

        Fourth quarter, June 30           1.05     .33       1.25      .30









































Exhibit 10.09 Letter Agreement - Form 10KSB ComTec International, Inc.

                       ComTec Holding International Inc.
                           9350 East Arapahoe Road
                             Englewood, CO 80112



February 12, 1998


Mr. James J. Krejci
1133 Race Street
Denver, Colorado 80206

Dear Mr. Krejci:

We have enjoyed and appreciated the time you've spent visiting with us about
ComTec International, Inc., American Wireless Network, Inc. and its operations.

We are pleased to offer you a position as Chief Operations Officer of ComTec
International, Inc., and President and CEO of American Wireless Network, Inc.
with a potential phase in as President of ComTec International, Inc. as well.
The targeted start date will be February 16, 1998.

ComTec is a rapidly growing public entity. Our immediate goal is to recruit an outstanding leader who would, together with our recently formulated core team of professionals, manage, operate and grow the Company. As the leader of this core team you would grow and prosper with the Company. ComTec now has a qualified stock option plan. In the near future we intend to establish a qualified ESOP plan, a 401K plan and an officer's stock incentive bonus plan. We have an excellent health plan through Prudential which would apply after the initial thirty day waiting period. Other benefits through options, stock bonus plans, pension and profit sharing are or will be available shortly, and as the Company grows. You would be an integral part of these plans. Our management goal is to build a long-term management team loyal to ComTec International, Inc. with a substantial part of their compensation tied to its future success.

From our discussions with Ed Ryer, you are looking for a minimum of a three-year employment contract and incentive/performance based stock options which could give you the opportunity to control 10% of ComTec International, Inc. within the term of the contract. We feel that this is a reasonable request. However, there are certain milestones that we feel the company must meet within certain time frames and we would like to tie one-half (1/2) of your Stock Options relating to the 5% equity position to these milestones, the other 5% to vest monthly over the three-year period. The initial options will be granted to you on your start date and vesting will occur based on time schedules and specific performance criteria to be identified in your employment agreement. The option price will be the trading price of ComTec on your start date. All options will be issued at 80% of market price. I believe that the final details of any contract might take sometime to complete, but if we agree in principal, we would like to see you start immediately. Therefore the following salary earn-in structure and other pertinent items are what we would propose:

Starting Salary:        $8,000 per month plus health benefits.

Increase Salary:        $10,000 per month (between 6 and 12 months),
                        predicated upon meeting milestone goals, financing
                        and cash flow from operations:

      Future annual compensation will be dependent on company and personal performance.

Sign-On Bonus:
A two-tiered sign-on bonus will be granted to you upon acceptance of the position. The first portion consisting of $21,000 of stock will be granted upon acceptance. After 90 days a similar amount will be granted to you.

Cash Bonus:
A year-end cash bonus will be paid in the first month following the prior year's close of business. The amount will be determined based on both company and personal performance.

Business Expenses:
All business related expenses, including travel, will be arranged for and paid directly by the company on a timely basis.

Press Releases:
No official press releases regarding this employment agreement will be made by the company until approved by Mr. Jim Krejci.

Mutual Termination:
A provision for the cancellation of the employee agreement will be included which allows either party to cancel after a one-year period.

  Milestone and Stock Options Vesting (All Options Vesting will be based on 50% on meeting milestone objectives and 50% monthly over the three-year time frame.)

     Year One - Option Vesting 3 - 4%
     --------

     Date of hire to 60 days: Develop and complete five-year strategic business and marketing plan and financial projections with other members of management.


     Date of hire to 120 days: Assist in completing some form of bridge or short-term financing and develop investment banking contacts.


     60 days to 180 days: Analyze and negotiate the acquisition of targeted
        SMR business available to acquire; pursue and negotiate a letter of intent for a secondary offering with investment bankers.

        Assist in the integration of any newly developed systems and operations.

     Year Two - Option Vesting 3 - 4%
     --------

        Completion of a secondary offering which will supply adequate capital to meet future cash needs.

        Completion of roll-up of acquisitions and the integration of those systems.

        Growth of the business and revenues to certain levels that we could agree upon mutually.

     Year Three - Option Vesting 3 - 4%
     ----------

         Evaluate future cash needs and develop strategy to meet those needs.

         Further growth of revenues and bottom line earnings to certain levels that we could agree upon mutually.

Obviously some of the final details of the above will take time for us to work out together. We are on a fast track with respect to this position, therefore your immediate consideration and response Is requested. We are very excited to make this offer to you and hope to be able to benefit from your input, advice and counsel in completing the various open items as well as directing the future growth and prospects of ComTec.

 Thank you,

 s/Gordon D. Dihle

 Gordon D. Dihle
 Chief Financial Officer

s/James J. Krejci
___________________________
Accepted by James J. Krejci

Feb 16, 98
__________
Date



                                                                           82


