Form 10-Q
period 1997-09-30
COMTEC INTERNATIONAL INC
filed 1998-09-30
CIK 729443

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                            FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the Quarter ended September 30, 1997

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from


                   Commission File No. 0-12116

                    ComTec International, Inc.
           (Name of Small Business Issuer in its charter)

New Mexico                                             75-2456757
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                 Identification No.)

    9350 East Arapahoe Road, Suite 340, Englewood, Co.  80112
             (Address of principal executive offices)

                         (303) 662-8373
          (Issuer's Telephone Number Including Area Code)

                  Common Stock, $.001 par value
                  -----------------------------
                         (Title of Class)

   Former address: 10855 East Bethany Drive, Aurora, CO  80014
   -----------------------------------------------------------
     (former name, former address and former fiscal year if
                    changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      No  X
                           ----    -----

           ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

                       Yes   X       No
                           -----         ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

As of September 24, 1998, 42,703,700 shares of Common Stock ($.001 par value) were outstanding

    Transitional Small Business Disclosure Format (check one):
                       Yes       No   X
                           ----     -----

TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 1997

ComTec International, Inc.

PART I

     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets -
              September 30, 1997  (unaudited)
              and June 30, 1997 (audited)                        3

              Condensed Consolidated Statements of Operations    4
              Three Months ended September 30, 1997 and 1996 and from inception (unaudited)

              Condensed Consolidated Statements of Cash Flows    5
              Three Months ended September 30, 1997 and 1996 and from inception (unaudited)

              Notes to Financial Statements                      6

     Item 2.  Management's Discussion and Analysis
                   or Plan of Operation                          7

PART II

     Item 1.  Legal Proceedings                                 11
     Item 2.  Change in Securities                              11
     Item 3.  Defaults Upon Senior Securities                   11
     Item 4.  Submission of Matters to a vote
                   of Security Holders                          11
     Item 5.  Other Information                                 11
     Item 6.  Exhibit and Reports on Form 8-K                   12

SIGNATURE PAGE                                                  13

PART I

ITEM 1.  FINANCIAL STATEMENTS

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                     Consolidated Condensed Balance Sheets

                                         September 30, 1997     June 30, 1997
                                            (unaudited)           (audited)
                                         ------------------     -------------
Assets

Current Assets

Cash and equivalents
(includes restricted funds
of $78,600)                              $          144,750     $     630,000

Accounts Receivable, less allowance
For doubtful collections of $250,000                158,018           127,100

Other current assets                                 35,820                 -

Investment in Marketable securities                 248,400           248,400
                                         ------------------     -------------

Total Current Assets                                586,988         1,005,500
                                         ------------------     -------------

Property and Equipment, net                         264,612           275,500
Investments - Other                                 101,600                 -
Other Assets                                         48,518            40,000
                                         ------------------     -------------

     Total Assets                        $        1,001,718     $   1,321,000
                                         ==================     =============

LIABILITIES

Current Liabilities

Convertible Debenture                             1,000,000         1,000,000
Notes Payable                                        70,000           110,000
Accounts Payable                                    516,964           504,000
Accrued Liabilities                                 449,056           482,700
                                          -----------------     -------------
Total Current Liabilities                         2,036,020         2,096,700
                                          -----------------     -------------

STOCKHOLDER'S DEFICIT
Common Stock, .001 par value;
Authorized 100,000 shares;
13,194,751 shares issued
June 30, 1997 and September 30, 1997
September 30, 1997                                   13,200            13,200

Capital in Excess of Par                          7,910,100         7,910,100
Unrealized loss in marketable securities                  -            (3,600)
Deficit accumulated during the
development stage                                (8,957,603)       (8,695,400)
                                         ------------------     -------------

Total Shareholder Deficit                        (1,034,302)         (775,700)
                                         ------------------     -------------

     Total Liabilities and
     Stockholders Deficit                $        1,001,718     $   1,321,000
                                         ==================     =============

                                     -3-

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                              For the Three Months Ended
                         September 30, 1997  September 30, 1996   Cumulative
                             (unaudited)         (unaudited)     Amounts from
                                                                  Inception
                                                                 (unaudited)
                         ------------------  ------------------  ------------
Expenses
  Selling, General and
    Administrative                  285,527             316,485     2,691,227
  Compensation in the
    form of common stock                                            3,502,300
  Management fees-
    related party                                        15,328        65,000

Loss before other
  income (expense)                  285,527             331,813     6,258,527
                         ------------------  ------------------  ------------
Other Income (expense)

Interest and
  Dividend Income                     (701)                             5,599
Interest expense                     6,500                           (348,100)
Rental and Other Income                                  69,551       132,700
Prepaid Calling Card
  services, less revenues           (5,905)                          (520,705)
Loss on investments,
  foreclosures and disposals        23,471                           (648,129)
Write-down of intangible                                           (1,300,000)
                                                                 ------------

Total Other Income
  (Expense)                         23,365               69,551    (2,678,635)
                         -----------------  -------------------  ------------

Net Loss                          (262,162)            (262,262)   (8,937,162)
                         =================  ===================  ============

Weighted Average Common
  Shares Outstanding             8,857,079            9,352,626     5,274,501
                         =================  ===================  ============

Net Loss per Common Share            (0.03)               (0.03)        (1.76)
                         =================  ===================  ============

                                     -4-

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                     Consolidated Statements of Cash Flows

                                For the Three Months Ended
                          September 30, 1997  September 30, 1996   Cumulative
                              (unaudited)         (unaudited)     Amounts from
                                                                    inception
                                                                   (unaudited)
                          ------------------  ------------------  ------------
Operating activities:
  Net Loss                          (262,162)           (262,262)   (8,937,162)
                          ==================  ==================  ============
  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:
      Depreciation expense            10,859              22,534       212,359
      Services and Interest
        exchanged for stock                                          2,861,200
      Write Down of Intangible                                       1,300,000
      Losses on investments,
        foreclosure and disposal                                       497,600

    Changes in assets
      and liabilities:
      Accounts receivable            (30,918)            (53,989)     (183,418)
      Deposits and other            (101,600)                         (104,100)
      (Increase) decrease
        in other current assets      (35,820)             (5,240)      (24,720)
      Increase (decrease) in
        account payable &
        liabilities                  (24,680)            (23,647)    1,704,620

  Net cash used in
    operating activities            (444,321)           (322,604)   (2,673,621)
                          ==================  ==================  ============

Investing activities:
  Proceeds from acquisition                                             22,100
  License rights                                                      (150,000)
  Marketable securities                                               (250,000)
  Non-Operating assets                                   (75,000)      (25,000)
  Related Party                                                        (39,000)
  Purchase of property,
    plant and equipment                                  (32,698)     (291,300)
  Restricted cash                                                            -
  Decrease in note receivable                                                -
  SMR Management contracts                                                   -
  Cash paid in acquisition                                                   -
  Other                                 (929)             (4,640)      (80,429)

  Net cash used in
    investing activities                (929)            (37,338)     (813,629)
                          ==================  ==================  ============

Financing activities:
  Advances from related
    party                                                             184,500
  Proceeds: private place
    of common stock                                      422,329    1,138,900
  Proceeds: short term notes                              82,450      151,000
  Warrants                                                             30,000
Convertible Debentures                                              2,500,000
  Payments on notes payable          (40,000)                        (367,800)
  Payment on long-term
    notes payable                                                      (4,600)

  Net cash provided by
    financing activities             (40,000)            504,779    3,632,000
                          ==================  ==================  ===========

Increase (Decrease) in cash         (485,250)             69,837      144,750
                          ==================  ==================  ===========
Beginning cash balance               630,000              27,482            -
                          ------------------  ------------------  -----------

Ending cash balance                  144,750              97,319      144,750
                          ==================  ==================  ===========

                                      -5-

                  ComTec International, Inc. and Subsidiaries
                      (a Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements

Note 1.
a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 10-KSB as of June 30, 1997. The notes to the audited financial statements presented with the Company's SEC Form 10-KSB as of June 30, 1997 are an integral part of the audited balance sheet data presented herein.

b) The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     ComTec international Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. The Company has undergone many changes to date as a result of certain reorganizations and recent change of management.
Historical changes are more fully disclosed in prior 34 Act filings and the most recent changes, including changes in management are described in the Company's 10-KSB for the year ended June 30, 1997. The Company is currently authorized to issue 100,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN") and three inactive subsidiaries.

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

     On December 3, 1996 the Company formed American Wireless Network, Inc., a wholly owned subsidiary of the Company to pursue opportunities in the Specialized Mobile Radio (SMR) industry. AWN currently operates SMR sites in seven Metropolitan Trade Areas ("MTAs") in the southeastern U.S.A., utilizing specialized mobile radio licenses purchased from Centennial Communications Corp. in a transaction that closed on July 6, 1998.


(a)  Plan of Operation:

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

(a)  Plan of Operation:

     Since May 10, 1995, the Company's strategic business plan has, aside from terminated venture in the LED screens and the divested TTI prepaid phone card investment, been concentrated on wireless telecommunications. Currently, the Company's only business is the recently commenced operation of basic two-way communications services. The Company has been and continues to be in the
development stage.   The Company remains in the development stage
and from inception (March 15, 1994) has only generated auxiliary revenues to defray the cost of its planned operations, with only limited success in implementing actual operations. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt.

     During the quarter ended September 30, 1997 and through the present the Company continued as a developmental stage entity focused on developing its wireless SMR business plan. During the quarter ended September 30, 1997, activities consisted of developing the Company's strategic business plan, efforts to acquire other entities and operations, developing a management and support staff and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company's most significant accomplishment to date is the action of its current management in completing the closing on July 6, 1998 of the purchase of thirteen operating SMR systems located in seven southeastern U.S.A. Metropolitan Trade Areas.

Current Status and Operations

     As a result of negotiations which began in the quarter ended September 30, 1997, on December 5, 1997 AWN completed the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,697. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTAs: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma.

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

     At present AWN operates its seven SMR communications systems from its office in Englewood, Colorado. The Company has very limited staff and currently relies upon contracted technical support for repairs and maintenance. AWN's SMR communication services are sold to individual customers through an independent dealer network of local two-way radio communications equipment vendors ("Dealers"). These Dealers are paid a commission or given a usage fee discount for customers who use AWN spectrum and the Dealers maintain the local relationships with the customers. AWN acts as the direct billing provider of SMR communications to the
customer base provided by the Dealers.   Under the present
operation, AWN is responsible for local telephone lines, equipment maintenance, tower site rentals, customer loading, coding and billing and all customer service and financial relationships. AWN also has all responsibility for maintaining its SMR licenses, making payments to the FCC on its licenses and funding all
equipment additions and system improvements.   Under present
operation and level of usage, expenses of operating the system significantly exceed revenues from the systems.

     The capacity of the Company's SMR communications systems to carry users (customers) is only utilized to approximately ten percent of capacity. AWN is undertaking a campaign to find a compatible joint venture partner who would have the potential to utilize and merchandize the systems to a much greater extent than the Company is able to do. Such and arrangement, if achieved would also shift operations and associated costs of operations and marketing to an existing SMR operating entity or entities on a joint venture basis.

New Funding Efforts:

The Company is pursuing debt funding of up to $200,000,000 from sources referred to it by certain foreign shareholders. The purpose of such funding, if obtained, would be restricted in use, requiring the purchase of assets or operations located within the USA with sufficient positive cash flow to service the debt. The conditions of such funding, if achieved, would include loan fees of 10% of the amount of the loan and require the issuance of up to twenty percent of the equity of the Company to the lenders. The Company has no commitment or other agreement which would entitle it to receive such funding. No assurance can be given that this or other debt or equity funding will be obtained.

Pending Acquisitions:

Currently there are no letters of intent or other formalized agreements to acquire any entity or assets. The only acquisition which the Company has accomplished to date is the purchase completed July 6, 1998, whereby AWN purchased seven operating SMR systems for $3,035,697. from Centennial Communications Corp.

(b)  Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $262,162 for the quarter ended September 30, 1997 and has reported net losses from inception (March 15, 1994) to September 30, 1997 of
$8,937,162.   The Company had deficient working capital at
September 30, 1997 of $1,449,032. As of September 30, 1997, the Company reported deficient equity of $1,034,302. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short
and long-term debt which includes related party debt.   Additional
capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

     AWN has acquired ownership and management of 105 operating channels of 900 MHz Metropolitan Trade Area licenses, principally in the southeastern United States. It is the intent of the Company's management that meaningful operations can be generated through AWN and thereby take the Company out of the development stage. Management has developed a strategic business plan to raise private financing, develop a management team, maintain reporting compliance, seek new expansive areas in communications and develop a wholesale market in analog SMR. As part of its plan to resolve the lack of liquidity, the Company issued approximately 19,683,331 common shares liquidate $2,600,000 of convertible debentures in March of 1998. The Company's inactive or dispossessed subsidiaries were principally in the telecommunication business except for AmNet Resources, Inc., which held real property. TTI was in the business of reselling long distance service through prepaid phone cards. TTI became operational in February, 1997 and ceased operations on December 2, 1997, due to excessive losses. This operation only provided auxiliary revenues and did not take the Company out of the development stage. International Media Group, Ltd. (" IMG") was formed to operate and market advertising media through the use of giant LED screens, IMG is currently inactive after incurring substantial expenditures in attempting to utilize and operate the screens. The Company's management has determined to liquidate the LED screens.

     From October 1, 1998 to the end of fiscal year ended June 30, 1999, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $450,000. This amount is composed of $450,000 for working capital assuming that current operations continue in its present status. These amounts include offsets for anticipated amounts of cash generated from the current operations.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of September 30, 1997, the unaudited results of the Company indicated assets of $1,001,718 and deficit working capital of $1,449,032. All during fiscal 1997 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.


     At September 30, 1997 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

          Shares reserved for the Company's incentive stock option plan (900,000)

          Shares reserved for issuance in accordance with outstanding warrants issued June 30, 1997 (4,242,923) exercisable at $4.50 per share, expiring June 30, 2000.

          Shares committed for issue with respect to purchase of LED Screens (5,000,000)

          Shares reserved for contingent issue with respect to $1,000,000 convertible debt (2,083,333)

          Shares reserved for contingent issue with respect to contingent warrants associated with convertible debt and LED Screens (7,083,333)

     During quarter ended September 30, 1997, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     No revenues were generated from the Company's wireless business during the quarters ended September 30, 1996 or 1997. For the quarter ending September 30, 1997, the Company recorded "other income" of $23,365 as a result of adjustments to previously recorded foreclosure losses. For the quarter ending September 30, 1996, the Company recorded other income of $69,551. During the September 1996 quarter, the Company recorded rental income from the commercial property in Parker and Aurora Colorado. Both of these properties were forfeited in foreclosures during the year ended June 30, 1997. During September 30, 1996, the Company recorded proceeds of $50,000 from a favorable settlement of a lawsuit by Key Communications, a wholly-owned subsidiary of the Company.

     For the quarter ending September 30, 1997, the Company incurred General and Administrative Expenses of $285,527, a decrease of $46,286 from the quarter ending September 30, 1996, when the Company incurred expenses of $331,813. The largest expense item, officer's compensation, increased $22,500 from the prior year quarter. For the quarter ending September 30, 1997, the Company's incurred officers compensation expense of $81,500 paid to two individuals who are no longer associated with the Company. For the quarter ending September 30, 1996, the Company's incurred officers salaries expense of $59,000. The Company's Quarter ended September 30, 1997 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

Part II

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) & (b) Financial Statements and Schedules.  See Financial
          Statements beginning on page 3.

(c) Exhibits. The following documents are filed herewith or incorporated herein by reference as Exhibits:

Exhibits
--------

2.1       N/A

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

4.0       Certificate of Designation of Series A Preferred Shares.
          (1)

4.1       Certificate of Designation of Series B Preferred Shares.
          (1)

4.2       Certificate of Designation of Series C Preferred Shares.
          (1)

10.01 Form of Employment Agreement between the Company and its officers. (1)

11        Not Applicable.

15        Not Applicable.

18        Not applicable.

19        Not applicable.

22        Not Applicable.

23        Not Applicable.

24        Not applicable.

27        Financial Data Schedule

99        Not applicable

d)        The Company filed the following reports on Form 8-K:

               July 14, 1997 - Current Form 8-K to report the conversion of $1.5 million debentures to equity by entities not residents of the USA; July 21, 1997 - Current Form 8-K to report change of the Company's certifying independent auditors from Ehrhardt, Keefe, Steiner and Hottman to Hixson, Marin, Powell & DeSanctis, P.A. Certified Public Accountants, which change was made effective July 14, 1998; August 18, 1997 - Current 8-K to report the adverse summary judgment ruling with respect to foreclosure of the Company's property in Aurora, Colorado and the filing by the Company of a suit for declaratory relief with respect to certain SMR license options agreements.

____________

(1) Incorporated by reference to the Company's Form 10-KSB as of June 30, 1997

SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

COMTEC INTERNATIONAL, INC.

Date:   September 28,  1998        By:    /s/ James J. Krejci
                                      ---------------------------
                                      James J. Krejci, President
                                      and Chief Executive Officer

                                   By:    /s Gordon Dihle
                                      ---------------------------
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                 Title                 Date

/s/ James J. Krejci      Director           September 28, 1998
--------------------
James J. Krejci


/s/ Gordon Dihle         Director            September 28, 1998
--------------------
Gordon Dihle