Form 10-Q
period 1997-12-31
COMTEC INTERNATIONAL INC
filed 1998-09-30
CIK 729443

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the Quarter ended December 31, 1997

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

TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED DECEMBER 31, 1997

ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               December 31, 1997 (unaudited)
               and June 30, 1997 (audited)                       3

               Condensed Consolidated Statements of Operations   4
               Six Months ended December 31, 1997 and 1996 and from inception (unaudited)

               Condensed Consolidated Statements of Operations   5
               Three Months ended December 31, 1997 and 1996 and from inception (unaudited)

               Condensed Consolidated Statements of Cash Flows   6
               Six Months ended December 31, 1997 and 1996 and from inception (unaudited)

               Notes to Financial Statements                     7

     Item 2.   Management's Discussion and Analysis
                    or Plan of Operation                         8

PART II

     Item 1.   Legal Proceedings                                13
     Item 2.   Change in Securities                             13
     Item 3.   Defaults Upon Senior Securities                  13
     Item 4.   Submission of Matters to a vote
                    of Security Holders                         13
     Item 5.   Other Information                                13
     Item 6.   Exhibits and Reports on Form 8-K                 14

SIGNATURE PAGE                                                  15

PART I

ITEM 1.  FINANCIAL STATEMENTS

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                     Consolidated Condensed Balance Sheets

                                             December 31, 1997   June 30, 1997
                                                (unaudited)        (audited)
                                             -----------------   -------------
Assets

Current Assets

Cash and equivalents
(includes restricted funds
of $78,600)                                  $         633,534   $     630,000

Accounts Receivable, less allowance
For doubtful collections of $250,000                    95,952         127,100
Other current assets                                    22,671               -
Investment in Marketable securities                          -         248,400
                                             -----------------   -------------

Total Current Assets                                   752,157       1,005,500
                                             -----------------   -------------

Property and Equipment, net                            272,775         275,500
Investments - Other
  (Centennial SMR assets purchase)                   3,035,697               -
Other Assets                                            56,806          40,000
                                             -----------------   -------------

Total Assets                                 $       4,117,436   $   1,321,000
                                             =================   =============

LIABILITIES

Current Liabilities
Convertable Debenture                                2,600,000       1,000,000
Notes Payable                                          474,147         110,000
Accounts Payable                                       495,557         504,000
Accrued Liabilities                                    419,508         482,700

Total Current Liabilities                            3,989,212       2,096,700
                                             -----------------   -------------

Long Term Debt - FCC                                 1,390,707               -
Note Payable - related                                  40,000               -

Total Liabilities                                    5,419,919       2,096,700
                                             =================   =============

STOCKHOLDER'S DEFICIT
Common Stock, .001 par value;
Authorized 100,000 shares;
13,194,751 shares issued
June 30, 1997 and December 31, 1997
December 31, 1997                                       13,200          13,200

Capital in Excess of Par                             7,910,100       7,910,100
Unrealized loss in marketable securities                     -          (3,600)
Deficit accumulated during the
development stage                                   (9,225,783)     (8,695,400)
                                             -----------------   -------------

Total Shareholder Deficit                           (1,302,483)       (775,700)
                                             -----------------   -------------

Total  Liabilites and Stockholders Deficit   $       4,117,436   $   1,321,000
                                             =================   =============

                                      -3-

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                Consolidated Condensed Statements of Operations

                                 For the Six Months Ended
                           December 31, 1997  December 31, 1996   Cumulative
                              (unaudited)        (unaudited)     Amounts from
                                                                  Inception
                                                                  (unaudited)
                           -----------------  -----------------  ------------
Revenues
   Sales                              19,295                           19,295
   Cost of Sales                      30,775                           30,775
                           -----------------                     ------------
   Gross Profit                      (11,480)                         (11,480)
                           -----------------                     ------------
Expenses
   Selling, General
     and Administrative              505,050          1,022,686     2,910,750
   Compensation in the
     form of common stock                                           3,502,300
   Management fees-
     related party                                       15,328        65,000
                           -----------------  -----------------  ------------
Loss before other
  income (expense)                  (516,530)        (1,038,014)   (6,489,530)
                           -----------------  -----------------  ------------

Other Income (expense)

Interest and Dividend Income           1,066                            7,366
Interest expense                       6,500             (9,624)     (348,100)
Rental and Other Income               13,933             69,551       146,633
Prepaid Calling Card
  services, less revenues            (58,783)                        (573,583)
Loss on investments,
  foreclosures and disposals          23,471             59,789      (648,129)
Write-down of intangible                                           (1,300,000)
                           -----------------  -----------------  ------------

Total Other Income (Expense)         (13,813)           119,716    (2,715,813)
                           -----------------  -----------------  ------------

Net Loss                            (530,343)          (918,298)   (9,205,343)
                           =================  =================  ============

Weighted Average
  Common Shares Outstanding        8,857,079          8,902,594     5,074,501
                           =================  =================  ============

Net Loss per Common Share              (0.06)             (0.10)        (1.81)
                           =================  =================  ============


                                      -4-

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                Consolidated Condensed Statements of Operations

                                               For the Three Months Ended
                                          December 31, 1997  December 31, 1996
                                             (unaudited)        (unaudited)
                                          -----------------  -----------------
Revenues
  Sales                                              19,295
  Cost of Sales                                      30,775
                                          -----------------
  Gross Profit                                      (11,480)
                                          -----------------

Expenses
  Selling, General and Administrative               219,523            706,201
  Compensation in the form of common stock                -                  -
  Management fees- related party                          -                  -
                                          -----------------  -----------------

Loss before other income (expense)                 (231,003)          (706,201)
                                          -----------------  -----------------
Other Income (expense)

Interest and Dividend Income                          1,767                  -
Interest expense                                          -             (9,624)
Rental and Other Income                              13,933                  -
Prepaid Calling Card services,
  less revenues                                     (52,878)                 -
Loss on investments,
  foreclosures and disposals                              -             59,789
Write-down of intangible                                  -                  -
                                          -----------------  -----------------

Total Other Income (Expense)                        (37,178)            50,165
                                          -----------------  -----------------

Net Loss                                           (268,181)          (656,036)
                                          =================  =================

Weighted Average Common Shares Outstanding        8,857,079          8,902,594
                                          =================  =================

Net Loss per Common Share                             (0.03)             (0.07)
                                          =================  =================



                                      -5-

                  ComTec International, Inc. and Subsidiaries
                      (a Development Stage Enterprise)
                    Consolidated Statements of Cash Flows

                                  For the Six Months Ended
                            December 31, 1997  December 31, 1996   Cumulative
                               (unaudited)        (unaudited)     Amounts from
                                                                   inception
                                                                   (unaudited)
                            -----------------  -----------------  ------------
Operating activities:
  Net Loss                           (530,343)          (918,298)   (9,205,343)

  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Depreciation expense             22,087                          223,587
      Services and Interest
        exchanged for stock                              142,366     2,861,200
      Write Down of Intangible                                       1,300,000
      Losses on investments,
        foreclosure and disposal      (23,471)                         474,129

      Changes in assets and
        liabilities:
      Accounts receivable              31,148            (28,989)     (121,352)
      Deposits and other              (16,806)                         (19,306)
      (Increase) decrease in
        other current assets          (22,671)            (5,240)      (11,571)
      Increase (decrease) in
        account payable &
        liabilities                   (71,635)           490,632     1,657,665
                            -----------------  -----------------  ------------

  Net cash used in
    operating activities             (611,691)         (319,529)    (2,840,991)
                            -----------------  ----------------  -------------

Investing activities:
  Proceeds from acquisition                                             22,100
  License rights -
    Centennial SMR assets          (3,035,697)                      (3,185,697)
  Marketable securities               248,400                           (1,600)
  Non-Operating assets                                                 (25,000)
  Related Party                        40,000                            1,000
  Purchase of property,
    plant and equipment                                 (32,968)      (291,300)
  Restricted cash                                             -
  Decrease in note receivable                                 -
  SMR Management contracts                                    -
  Cash paid in acquisition                           (1,869,500)             -
  Other                                 7,668        (1,971,640)       (71,832)
                            -----------------  ----------------  -------------

  Net cash used in
    investing activities           (2,739,629)       (3,874,108)    (3,552,329)
                            -----------------  ----------------  -------------
Financing activities:
  Advances from
    related party                                                      184,500
  Proceeds: private place
    of common stock                                   4,286,666      1,138,900
  Proceeds: short term notes          364,147                          515,147
  Warrants                                                              30,000
  Converable Debentures             1,600,000                        4,100,000
  Payments on notes payable                            (100,316)      (327,800)
  Long-term notes payable           1,390,707             5,867      1,386,107
                            -----------------  ----------------  -------------

  Net cash provided by
    financing activities            3,354,854         4,192,217      7,026,854
                            -----------------  ----------------  -------------

Increase (Decrease) in cash             3,534            (1,420)       633,534
Beginning cash balance                630,000            27,482              -
                            -----------------  ----------------  -------------

Ending cash balance                   633,534            26,062        633,534
                            =================  ================  =============




                                      -6-

                  ComTec International, Inc. and Subsidiaries
                      (a Development Stage Enterprise)
                Notes to the Consolidated Financial Statements

Note 1.

a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 10-KSB as of June 30, 1997. The notes to the audited financial statements presented with the Company's SEC Form 10-KSB as of June 30, 1997 are an intregral part of the audited balance sheet data presented herein.

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

     On December 3, 1996 the Company formed American Wireless Network, Inc., a wholly owned subsidiary of the Company to pursue opportunities in the Specialized Mobile Radio (SMR) industry. Since December 5, 1997, AWN has operated SMR sites in seven Metropolitan Trade Areas ("MTAs") in the southeastern U.S.A., utilizing specialized mobile radio licenses purchased from Centennial Communications Corp. in a transaction that closed on July 6, 1998.


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

     During the quarter ended December 31, 1997 and through the present the Company continued as a developmental stage entity focused on developing its wireless SMR business plan. During the quarter ended December 31, 1997, activities consisted of developing the Company's strategic business plan, the aquisition of SMR licenses, related assets and operations from Centennial Communications Corp., developing a management and support staff and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company's most significant accomplishment to date is the action of its current management in completing the closing on July 6, 1998 of the purchase of thirteen operating SMR systems located in seven southeastern U.S.A. Metropolitan Trade Areas.

Current Status and Operations

     As a result of interim management agreements and a formal purchase agreement ended into in the quarter ended December 31, 1997, on December 5, 1997 AWN completed the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,697. The wireless communications assets and associated business acquired from Centennial Communications Corp. lie within the following seven MTAs: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma.

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

The Company obtained funding for the initial December 4th, 1997 closing of the herein described asset acquisition from cash obtained through a convertible debt financing issuance of One Million Six Hundred Thousand Dollars ($1,600,000) of convertible debt financing from entities organized outside of the United States of America, whose shareholders are not residents of the United States of America. The terms of the convertible debt financing are, maturity date: December 31, 2000, interest at 12% per annum due on December 31, 2000, and a conversion feature effective after January 31, 1998, allowing the holders of the debt to convert said debt into equity at the rate of fifty units, each unit consisting of one share of .001 par value common stock of the Company and one warrant to purchase one share of .001 par value common stock at a price of $.58 per share, per one dollar of debt converted. Accrued interest would be forfeited upon conversion to equity. The Company had thirty one days from the date of notice of intent of the debt holder to convert in which to prepay the debt together with accrued interest thereon, if such debt is so prepaid, the holder's conversion right is terminated. As reported on the Company's 8K filed on April 7, 1998, the $1,600,000 convertible debt was converted to .001 par value common stock and warrants on March 23, 1998. The funds to complete the final closing on July 6, 1998 were obtained by obtaining a loan of $600,000 on July 2, 1998 from Queens Cross Group Ltd. and entity organized outside of the United States of America, whose shareholders are not residents of the United States of America. The $600,000 debt financing incurred to finance the final closing of the acquisition of certain Specialized Mobile Radio assets from Centennial Communications, Inc. also required the issuance of 1,538,461 shares of the Company's .001 par value common stock to Queens Cross Group Ltd. 1,538,461 shares of the Company's .001 par value common stock were issued on September 3, 1998 to Queens Cross Group Ltd. in satisfaction of that obligation. The terms of the debt financing are, maturity date: six months from issue, interest at 12% per annum due six months from issue, if the notes are not paid within six months, the interest rate increases to 18% per annum.

     The Company reported a net loss (unaudited) of $530,343 for the six month period ended December 31, 1997 and has reported net losses from inception (March 15, 1994) to December 31, 1997 of
$9,205,343.   The Company had deficient working capital at December
31, 1997 of $3,237,055.  As of December 31, 1997, the Company
reported deficient equity of $1,302,483. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-
term debt which includes related party debt.   Additional capital
and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings will continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

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

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of December 31, 1997, the unaudited results of the Company indicated assets of $4,117,436 and deficit working capital of $3,237,055. All during fiscal 1997 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At December 31, 1997 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

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

          Shares committed for issue with respect to purchase of LED Screens (5,000,000)

          Shares reserved for contingent issue with respect to $1,000,000 convertible debt (2,083,333)

          Shares reserved for contingent issue with respect to contingent warrants associated with convertible debt and LED Screens (7,083,333)

          Shares reserved for contingent issue with respect to $1,600,000 convertible debt (17,599,998)

          Shares reserved for contingent issue with respect to
          contingent warrants associated with convertible debt
          (17,599,998)

     During quarter ended December 31, 1997, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     As a result of the aquisition of SMR licenses and existing operations from Centennial Communications Corp., $19,295 of revenues (during the month of December, 1997) were generated from the Company's wireless business during the quarter ended December 31, 1997. No revenues were generated from the Company's wireless business during the quarter ended December 31, 1996.

     For the quarter ending December 31, 1997, the Company incurred General and Administrative Expenses of $219,523, a decrease of $486,678 from the quarter ending December 31, 1996, when the Company incurred General and Administrative expenses of $706,201. The Company's Quarter ended December 31, 1997 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

ITEM 2.  CHANGE IN SECURITIES.

     As reported in Form 8-Ks filed on December 30, 1997 and May 13, 1997, on March 28, 1997 the Shareholders of the Company approved a proposal to give the Company's Board of Directors authority to institute a reverse stock split of from 3 for 1 to 100 for 1 at the discretion of the Board of Directors until December 31, 1997. On December 26, 1997 the Board of Directors of the Company acted pursuant to shareholder authority granted at the Annual Meeting of Shareholders held March 28th, 1997, to declare a one for five reverse stock split of the Company's .001 par value
common stock effective 12:01 A.M. January 31st, 1998.   All share
data and per share data is stated to reflect the reverse stock split.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         NONE

ITEM 5.  OTHER INFORMATION

     As reported in Form 8-Ks filed on December 30, 1997 and September 3, 1998, by an agreement executed on December 4, 1997, American Wireless Network, Inc., a wholly owned subsidiary of ComTec International, Inc. (the "Company") acquired management control of Specialized Mobile Radio ("SMR") related assets and licenses owned by Centennial Communications Corp. of Denver, Colorado in seven metropolitan trade areas located in southeastern USA. The transaction was an arms length purchase and sale transaction, negotiated by the representatives of each party to the agreement.

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

24        Not applicable .

27        Financial Data Schedule

99        Not applicable

d)        The Company filed the following reports on Form 8-K:

          Current Report on Form 8-K was filed on December 30, 1997 to report the initial aquisition of SMR licenses and related assets from Centennial Communications Corp. on December 4, 1998 and the one for five reverse stock split which became effective January 31, 1998.
_____________

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

COMTEC INTERNATIONAL, INC.

Date:   September 28, 1998         By:    /s/ James J. Krejci
                                      ---------------------------
                                      James J. Krejci, President
                                      and Chief Executive Officer

                                   By:    /s Gordon Dihle
                                      ----------------------------
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                      Title                  Date
-------------------          --------          ------------------

/s/ James J. Krejci          Director          September 28, 1998
--------------------
James J. Krejci


/s/ Gordon Dihle             Director          September 28, 1998
--------------------
Gordon Dihle