Form 10-Q
period 1998-03-31
COMTEC INTERNATIONAL INC
filed 1998-09-30
CIK 729443

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter ended March 31, 1998

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

TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 1998

ComTec International, Inc.

PART I

     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets -
              March 31, 1998  (unaudited) and
              June 30, 1997 (audited)                            3

              Condensed Consolidated Statements of Operations    4
              Nine Months ended March 31, 1998 and 1997 and from inception (unaudited)

              Condensed Consolidated Statements of Operations    5
              Three Months ended March 31, 1998 and 1997 and from inception (unaudited)

              Condensed Consolidated Statements of Cash Flows    6
              Nine Months ended March 31, 1998 and 1997 and from inception (unaudited)

              Notes to Financial Statements                      7

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation                                          8

PART II

     Item 1.  Legal Proceedings                                 13
     Item 2.  Change in Securities                              13
     Item 3.  Defaults Upon Senior Securities                   13
     Item 4.  Submission of Matters to a vote of
                   Security Holders                             13
     Item 5.  Other Information                                 13
     Item 6.  Exhibits and Reports on Form 8-K                  14

SIGNATURE PAGE                                                  15

PART I

ITEM 1.  FINANCIAL STATEMENTS

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                    Consolidated Condensed Balance Sheets

Assets                                          March 31, 1998  June 30, 1997
                                                  (unaudited)     (audited)
                                                --------------  -------------
Current Assets

Cash and equivalents
(includes restricted funds
of $78,600)                                     $      524,111  $     630,000

Accounts Receivable, less allowance
For doubtful collections of $250,000                    78,178        127,100
Other current assets                                    22,844              -
Investment in Marketable securities                          -        248,400
                                                --------------  -------------

Total Current Assets                                   625,133      1,005,500
                                                --------------  -------------

Property and Equipment, net                            337,333        275,500
Investments - Other
  (Centennial SMR assets purchase)                   3,035,697              -
LED Screens (Exchange for stock)                     1,300,000
Other Assets                                           103,086         40,000
                                                --------------  -------------

     Total Assets                               $    5,401,249  $   1,321,000
                                                ==============  =============

LIABILITIES

Current Liabilities
Convertible Debenture                                        -      1,000,000
Line of Credit - CD secured                            412,196
Notes Payable                                          444,147        110,000
Accounts Payable                                       504,066        504,000
Accrued Liabilities                                    448,143        482,700

Total Current Liabilities                            1,808,552      2,096,700
                                                --------------  -------------

Long Term Debt - FCC                                 1,390,707             -
Note Payable - related                                  40,000             -

Total Liabilities                                    3,239,259     2,096,700
                                                ==============  ============

STOCKHOLDER'S DEFICIT
Common Stock, .001 par value;
Authorized 100,000 shares;
13,194,751 shares issued
June 30, 1997 and 38,108,826 issued
March 31, 1998                                          38,100        13,200

Capital in Excess of Par                            11,810,760     7,910,100
Unrealized loss in marketable securities                     -        (3,600)
Deficit accumulated during the
development stage                                   (9,686,870)   (8,695,400)
                                                --------------  ------------

Total Shareholder Equity ( Deficit)                  2,161,990      (775,700)
                                                --------------  ------------

     Total Liabilities and Stockholders Deficit $    5,401,249  $  1,321,000
                                                ==============  ============


                                      -3-

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                Consolidated Condensed Statements of Operations

                                    For the Nine Months Ended
                                 March 31, 1998  March 31, 1997   Cumulative
                                  (unaudited)     (unaudited)    Amounts from
                                                                  Inception
                                                                  (unaudited)
                                 --------------  --------------  ------------
Revenues
  Sales                          $      113,733                       113,733
  Cost of Sales                         116,149                       116,149
                                 --------------                  ------------
  Gross Profit                           (2,416)                       (2,416)
                                 --------------                  ------------

Expenses
   Selling, General and
     Administrative                     915,748       1,382,589     3,321,448
   Compensation in the
     form of common stock                31,000                     3,533,300
   Management fees-
     related party                                                     65,000
                                 --------------  --------------  ------------

Loss before other income
  (expense)                            (949,164)     (1,382,589)   (6,922,164)
                                 --------------  --------------  ------------

Other Income (expense)

Interest and Dividend Income              5,606                        11,906
Interest expense                                        (42,100)     (354,600)
Rental and Other Income                  13,941          76,195       146,641
Prepaid Calling Card services,
  less revenues                         (90,724)        (10,000)     (605,524)
Loss on investments,
  foreclosures and disposals              8,471          59,789      (663,129)
Write-down of intangible                                           (1,300,000)
                                 --------------  --------------  ------------

Total Other Income (Expense)            (62,706)         83,884    (2,764,706)
                                 --------------  --------------  ------------

Net Loss                             (1,011,870)     (1,298,705)   (9,686,870)
                                 ==============  ==============  ============

Weighted Average Common
  Shares Outstanding                  9,090,976       9,285,984     9,090,976
                                 ==============  ==============  ============

Net Loss per Common Share                 (0.11)          (0.14)        (1.07)
                                 ==============  ==============  ============




                                       -4-

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                Consolidated Condensed Statements of Operations

                                                  For the Three Months Ended
                                                March 31, 1998  March 31, 1997
                                                  (unaudited)    (unaudited)
                                                --------------  --------------
Revenues
  Sales                                         $       94,438
  Cost of Sales                                         85,374
                                                --------------
  Gross Profit                                           9,064
                                                --------------

Expenses
   Selling, General and Administrative                 410,698        334,951
   Compensation in the form of common stock             31,000
                                                --------------  -------------

Loss before other income (expense)                    (432,634)      (334,951)
                                                --------------  -------------

Other Income (expense)

Interest and Dividend Income                             4,540
Interest expense                                        (6,500)       (32,476)
Rental and Other Income                                      8         69,551
Prepaid Calling Card services, less revenues           (31,941)       (10,000)
Loss on investments, foreclosures and disposals        (15,000)        59,789
                                                --------------  -------------

Total Other Income (Expense)                           (48,893)        86,864
                                                --------------  -------------

Net Loss                                              (481,527)      (248,087)
                                                ==============  =============

Weighted Average Common Shares Outstanding           9,090,976      9,285,984
                                                ==============  =============

Net Loss per Common Share                                (0.05)         (0.03)
                                                ==============  =============






                                      -5-

                  ComTec International, Inc. and Subsidiaries
                       (a Development Stage Enterprise)
                     Consolidated Statements of Cash Flows

                                  For the Nine Months Ended
                               March 31, 1998  March 31, 1997  Cumulative
                                 (unaudited)    (unaudited)    Amounts from
                                                                inception
                                                               (unaudited)
                               --------------  --------------  -----------
Operating activities:
  Net Loss                     $   (1,011,870)     (1,298,705)  (9,686,870)

  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Depreciation expense             35,207           3,463      236,707
      Services and Interest
        exchanged for stock            46,000                    2,907,200
      Write Down of Intangible                                   1,300,000
      Losses on investments,
        foreclosure and disposal       (8,471)                     489,129

      Changes in assets and
      liabilities:
      Accounts receivable              48,922         (35,444)    (103,578)
      Deposits and other                                            (2,500)
      (Increase) decrease in
        other current assets          (22,844)                     (11,744)
     Increase (decrease) in account
        payable & liabilities         377,705        (239,560)   2,107,005
                               --------------  --------------  -----------

  Net cash used in
    operating activities             (535,351)     (1,570,246)  (2,764,651)
                               --------------  --------------  -----------

Investing activities:
  Proceeds from acquisition                                         22,100
  License rights -
    Centennial SMR assets          (3,035,697)                  (3,185,697)
  Marketable securities               248,400                       (1,600)
  Non-Operating assets
    (LED Screens)                  (1,300,000)                  (1,325,000)
  Related Party                                                    (39,000)
  Purchase of property,
    plant and equipment               (26,626)        (32,968)    (317,926)
  Other assets                        (63,085)                     (63,085)
  Decrease in note receivable
  SMR Management contracts                         (1,814,066)
  Cash paid in acquisition
  Other                               (58,384)                    (137,884)
                               --------------  --------------  -----------

  Net cash used in
    investing activities           (4,235,392)     (1,847,034)  (5,048,092)
                               --------------  --------------  -----------

Financing activities:
  Advances from related party          40,000                      224,500
  Proceeds: private placement
    of common stock                 3,900,000       2,704,259    5,038,900
  Proceeds: short term notes          444,147                      595,147
  Warrants                                                          30,000
  Convertible Debentures           (1,000,000)      1,500,000    1,500,000
  Payments on notes payable          (110,000)                    (437,800)
  Long-term notes payable -
    FCC Notes                       1,390,707                    1,386,107
                               --------------  --------------  -----------

  Net cash provided by
    financing activities            4,664,854       4,204,259    8,336,854
                               --------------  --------------  -----------

Increase (Decrease) in cash          (105,889)        786,979      524,111
Beginning cash balance                630,000          27,482            -
                               --------------  --------------  -----------

Ending cash balance                   524,111         814,461      524,111
                               ==============  ==============  ===========

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

     During the quarter ended March 31, 1998 and through the present the Company continued as a developmental stage entity focused on developing its wireless SMR business plan. During the quarter ended March 31, 1998, activities consisted of developing the Company's strategic business plan, the management and operation of SMR licenses and related assets obtained from Centennial Communications Corp., developing a management and support staff and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company's most significant accomplishment to date is the action of its current management in completing the closing on July 6, 1998 of the purchase of thirteen operating SMR systems located in seven southeastern U.S.A. Metropolitan Trade Areas.

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

      As reported on Form 8-K filed April 7, 1997, on approximately March 31, 1997, the Company obtained possession (through agreements to acquire for future issuance of common stock in a nonpublic exchange) of six (6) giant light-emitting diode (LED) screens. The asset acquisition, completed through an issuance of common stock in March 1998, valued the LED screen assets at $1,300,000 (unaudited) on the Company's March 30, 1998 balance sheet. The giant LED screens provide active light presentation programs, adaptable for indoor or outdoor use for sporting events, advertising displays and other theatrical applications. The acquisition of the LED screens required the issuance of 5,000,000 shares of the common stock of the Company and 5,000,000 warrants to purchase an additional 5,000,000 shares of the .001 par value common stock of the Company. All of the warrants are exercisable at any time during a three year period following issuance of the warrants at an exercise price of $4.50 per share. The originating transaction took place outside of the United States of America on Grand Cayman, British West Indies, with entities which are not residents of the United States of America pursuant to exemption from registration provided by Regulation S. No underwriter was involved in the transaction and no cash commissions or discounts The stock exchange portion of the transaction which occured on March 23, 1998, resulted in issuance of 5,000,000 shares of common stock and 5,000,000 warrants to ten different entities, none of which are residents of the U.S.A. The Company intended, through its wholly owned subsidiary, International Media Group, Ltd., to lease out the screens for short-term (one to six week) events. Efforts at leasing and utilizing the LED screens resulted in substantial operating losses. The Company currently anticipates disposing of the LED Screens, as of August 1998, the LED Screens are on consignment for sale.

     During the quarter ended March 31, 1998, the Company issued unregistered .001 par value common shares as compensation in private transactions to the following persons or entities pursuant to agreements in exchange for services: Dihle & Co., P.C. - 77,126 shares; Gordon Dihle - 83,369 shares and James J. Krejci - 60,000 shares. Additionally the Company issued D&D Corporation 60,147 shares of unregistered .001 par value common shares as settlement of debts for building repair services in a private transaction.

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



 (b)   Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $1,011,870 for the nine month period ended March 31, 1998 and has reported net losses from inception (March 15, 1994) to March 31, 1998 of
$9,686,870.   The Company had deficient working capital at March
31, 1998 of $1,183,418.  As of March 31, 1998, as a result of the conversion of $2,600,000 of convertible debt to common stock, the Company reported shareholders equity of $2,161,990. To date, losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short
and long-term debt which includes related party debt.   Additional
capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings will continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

     AWN has acquired ownership and management of 105 operating channels of 900 MHz Metropolitan Trade Area licenses, principally in the southeastern United States. It is the intent of the Company's management that meaningful operations can be generated through AWN and thereby take the Company out of the development stage. Management has developed a strategic business plan to raise private financing, develop a management team, maintain reporting compliance, seek new expansive areas in communications and develop a wholesale market in analog SMR. As part of its plan to resolve the lack of liquidity, the Company issued approximately 19,683,331 common shares to liquidate $2,600,000 of convertible debentures in March of 1998. The Company's inactive or dispossessed subsidiaries were principally in the telecommunication business except for AmNet Resources, Inc., which held real property. TTI was in the business of reselling long distance service through prepaid phone cards. TTI became operational in February, 1997 and ceased operations on December 2, 1997, due to excessive losses. This operation only provided auxiliary revenues and did not take the Company out of the development stage. International Media Group, Ltd. (" IMG") was formed to operate and market advertising media through the use of giant LED screens, IMG is currently inactive after incurring substantial expenditures in attempting to utilize and operate the screens. The Company's management has determined to liquidate the LED screens and placed those assets on consignment for sale.

As was reported on Forms 8-K filed December 30, 1997, and April 7, 1998 the Company issued convertible debt financing instruments totaling One Million Six Hundred Thousand Dollars ($1,600,000) of convertible debt financing to entities organized outside of the United States of America, whose shareholders are not residents of the United States of America. The debt financing was incurred to finance the initial acquisition of certain Specialized Mobile Radio assets from Centennial Communications, Inc. The terms of the convertible debt financing were, maturity date: December 31, 2000, interest at 12% per annum due on December 31, 2000, and a conversion feature effective after January 31, 1998, allowing the holders of the debt to convert said debt into equity at the rate of ten units, each unit consisting of one share of .001 par value common stock of the Company and one warrant to purchase one share of .001 par value common stock at a price of $2.90 per share, per one dollar of debt converted. Accrued interest would be forfeited upon conversion to equity. The Company had thirty one days from the date of notice of intent of the debt holder to convert in which to prepay the debt together with accrued interest thereon, if such debt is so prepaid, the holder's conversion right is terminated. The transaction took place outside of the United States of America on Grand Cayman, British West Indies, with entities that are not residents of the United States of America pursuant to exemption from registration provided by Regulation S. No underwriter was involved in the transaction and no cash commissions or discounts were paid by the Company. On March 23, 1998 ComTec International, Inc. (the "Company") converted convertible debt financing instruments totaling One Million Six Hundred Thousand Dollars ($1,600,000) of convertible debt financing described above (as well as loan fees of ten percent associated with the transaction) into equity by issuing 17,599,998 shares of the .001 par value common stock of the Company and 17,599,998 warrants to purchase an additional 17,599,998 shares of the .001 par value common stock of the Company to forty six entities organized outside of the United States of America, whose shareholders are not residents of the United States of America and one individual nonresident of the USA. All of the warrants are exercisable at any time during a three year period following issuance of the warrants at an exercise price of $2.90 per share. The originating transaction took place outside of the United States of America on Grand Cayman, British West Indies, with entities which are not residents of the United States of America pursuant to exemption from registration provided by Regulation S. No underwriter was involved in the transaction and no cash commissions or discounts were paid by the Company.

As reported on Form 8-K's filed May 12, 1997 and April 7, 1998, the Company obtained funding of $1,000,000 in exchange for commitments to issue .001 par value common stock of the Company and warrants to issue .001 par value common stock of the Company based upon a per share issue price of $.48 per share with an equivalent number of warrants to purchase shares of the Company's .001 par value common stock. On March 23, 1998 ComTec International, Inc. (the "Company") converted commitments consisting of One Million Dollars ($1,000,000) of debt into equity by issuing 2,083,334 shares of the .001 par value common stock of the Company and 2,083,334 warrants to purchase an additional 2,083,334 shares of the .001 par value common stock of the Company in conversion of a total of $1,000,000 in commitments originally issued to certain entities organized outside of the United States of America, whose shareholders are not residents of the United States of America.
All of the warrants are exercisable at any time during a three year period following issuance of the warrants at an exercise price of $4.50 per share. The originating transaction took place outside of the United States of America on Grand Cayman, British West Indies, with entities which are not residents of the United States of America pursuant to exemption from registration provided by Regulation S. No underwriter was involved in the transaction and no cash commissions or discounts were paid by the Company.

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

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of March 31, 1998, the unaudited results of the Company indicated assets of $5,401,249 and deficit working capital of $1,183,418. All during fiscal 1997 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At March 31, 1998 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

          Shares reserved for the Company's incentive stock option plan (900,000)

          Shares reserved for issuance in accordance with
          outstanding warrants issued June 30, 1997  (4,242,923)
          exercisable at $4.50 per share, expiring June 30, 2000

          Shares reserved for contingent issue with respect to warrants issued in $1,000,000 debt conversion and LED
          Screens Purchase (7,083,333) exercisable at $4.50 per share, expiring March 23, 2001

          Shares reserved for contingent issue with respect to contingent warrants associated with $1,600,00 convertible debt (17,599,998) exercisable at $2.40 per share, expiring March 23, 2001.

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

     During quarter ended March 31, 1998, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     As a result of the acquisition of SMR licenses and existing operations from Centennial Communications Corp., $113,733 of revenues were generated from the Company's wireless business during the quarter ended March 31, 1998. No revenues were generated from the Company's wireless business during the quarter ended March 31, 1997.

     For the quarter ending March 31, 1998, the Company incurred General and Administrative Expenses of $410,698, an increase of $75,747 from the quarter ending March 31, 1997, when the Company incurred General and Administrative expenses of $334,951. The Company's Quarter ended March 31, 1998 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         NONE

ITEM 5.  OTHER INFORMATION

     On approximately March 31, 1997, the Company obtained possession (through agreements to acquire for future issuance of common stock in a nonpublic exchange) of six (6) giant light-emitting diode (LED) screens. The asset acquisition, achieved by issuance of 5,000,000 shares of the Company's common stock, valued the LED screen assets at $1,300,000 in the Company's unaudited March, 1998 financial statements. The giant LED screens provide active light presentation programs, adaptable for indoor or outdoor use for sporting events, advertising displays and other theatrical applications. The stock exchange portion of the transaction, facilitated through Geneva Reinsurance Company, Ltd., a corporation organized outside of the United States of America, resulted in issuance of a total of 5,000,000 shares of common stock and 5,000,000 warrants to ten different entities, none of which are residents of the U.S.A on March 23, 1998. The Company intended, through its wholly owned subsidiary, International Media Group, Ltd., ("IMG") to lease out the screens for short-term (one to six week) events. Efforts at leasing and utilizing the LED screens resulted in substantial operating losses to the Company's subsidiary, IMG, through which leasing and operation of the LED screens was to take place. IMG is currently inactive. The Company currently anticipates disposing of the LED Screens, as of August 1998, the LED Screens are on consignment for sale.

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

10.02    Letter Agreement between the Company and James J. Krejci.
         (1)

11       Not Applicable.

15       Not Applicable.

18       Not applicable.

19       Not applicable.

22       Not Applicable.

23       Not Applicable.

24       Not applicable .

27       Financial Data Schedule

99       Not applicable

d)        The Company filed the following reports on Form 8-K:

     Current Report on Form 8-K was filed on April 7, 1998 to report the issue on March 23, 1998, pursant to Regulation S, of shares of the Company's common stock and warrants in exchange for LED screens and conversion of $2.6 of convertible debt to Common stock and warrants.
_____________

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

Signature                    Title                  Date
--------------------        --------          ------------------

/s/ James J. Krejci         Director          September 28, 1998
--------------------
James J. Krejci


/s/ Gordon Dihle            Director          September 28, 1998
--------------------
Gordon Dihle