Form 10KSB
period 1998-06-30
COMTEC INTERNATIONAL INC
filed 1999-07-14
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

       [X]Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934 For the Fiscal Year Ended June 30, 1998
                           Commission File No. 0-12116

                           ComTec International, Inc.
                           --------------------------
                 (Name of Small Business Issuer in its charter)
         New Mexico                                              75-2456757
         ----------                                              ----------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
        has been subject to such filing requirements for the past 90 days
                                  Yes      No  x
                                      ---     ---
     Checkif there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information: [ ]

      Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

State the aggregate market value of the voting stock (common stock) held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked price of such stock , as of a specified date within the past sixty days. As of June 15, 1999, the aggregate market value of the Company's Common Stock held by non-affiliates was $2,381,000 as of the close of business on June 15, 1999.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                   Number of shares outstanding of each of the
                     issuer's classes of Common stock as of
                      June 15, 1999 was 46,070,019 shares.

           State issuer's revenues for its most recent fiscal year. $0

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

          Check whether the issuer has filed all documents and reports  required to be filed by Sections 12, 13 or 15(d) of the
         Exchange Act after the distribution of securities under a plan confirmed by a court
                                Yes  X   No
                                   ----     ----

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            FORM 10-KSB ANNUAL REPORT
                         FISCAL YEAR ENDED JUNE 30, 1998

                           COMTEC INTERNATIONAL, INC.


                                TABLE OF CONTENTS

                                                                            Page

PART I

ITEM 1.      DESCRIPTION OF BUSINESS...........................................3
Item 2.      DESCRIPTION OF PROPERTY..........................................19
Item 3.      LEGAL PROCEEDINGS................................................19
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............21

PART II

Item 5.      MARKET FOR COMMON STOCK EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................22
Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........24
Item 6a      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......31
Item 7.      FINANCIAL STATEMENTS.............................................31
Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................31
PART III

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........32
Item 10.     EXECUTIVE COMPENSATION...........................................35
Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..............................................38
Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................40
Item 13.     EXHIBITS AND REPORTS ON FORM 8-K.................................42

SIGNATURE PAGE................................................................45

INDEPENDENT AUDITOR'S REPORT AND CONSOLIDATED
FINANCIAL STATEMENTS, JUNE 30, 1998 AND 1997.................................F-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT:

1.   General Corporate
     -----------------

     ComTec International, Inc., together with its subsidiaries (collectively "the Company"), is a holder of 900 megahertz ("MHz" ) band frequencies for commercial specialized mobile radio ("SMR") service in seven metropolitan trade areas ("MTA's") in southeastern USA.

     ComTec International Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company has undergone many changes to date as a result of certain reorganizations. Historical changes are more fully disclosed in prior 34 Act filings. The Company's principal office is located at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado 80112; its telephone number is (303) 662-1198; its facsimile number is (303) 662-8485. The Company is currently authorized to issue 100,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN"), three inactive wholly owned subsidiaries, and a seventy percent investment interest in an additional inactive subsidiary.

     On May 10, 1995, pursuant to the terms and conditions of a written agreement, the control of the Company was acquired by the shareholders of Keystone Holding Corporation ("KHC"), a privately owned Colorado corporation under the control of Donald G. Mack, solely in exchange for voting securities of the Company. In connection with this acquisition, 2,245,794 shares of the Company's common stock were issued to KHC in exchange for the following major assets of KHC: (1) a commercial revenue producing property valued at $392,214, and (2) a satellite uplink system valued at $290,000 (net of depreciation). In connection with the revenue producing property there was a $347,645 liability. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (SEE ITEM 3, LEGAL PROCEEDINGS - LITIGATION WITH FORMER
OFFICER  AND  DIRECTOR   and  ITEM  12,   CERTAIN   RELATIONSHIPS   AND  RELATED
TRANSACTIONS.)

     As a result of this transaction, the Company experienced a complete change of management control. On October 27, 1995, Nattem, USA, Inc. (then the name of the Company) changed its name to ComTec International, Inc., and planned to develop various telecommunications services and products, principally in the areas of Specialized Mobile Radio (SMR). During the past two fiscal years, the Company departed from the strictly SMR business strategy to include now terminated ventures in prepaid phone cards and giant LED screens.

     On March 28, 1997, the Shareholders of the Company approved a proposal to give the Company's Board of Directors authority to institute a reverse stock split of from 3 for 1 to 100 for 1 at the discretion of the Board of Directors until December 31, 1997. On December 26, 1997, the Board of Directors of the Company acted pursuant to shareholder authority granted at the Annual Meeting of Shareholders held March 28, 1997, to declare a one for five reverse stock split of the Company's $.001 par value common stock effective 12:01 A.M. January 31, 1998. All share data and per share data is stated to reflect the reverse stock split.

2.   Current Operations
     ------------------

     OPERATING SUBSIDIARY

     On December 3, 1996, the Company formed American Wireless Network, Inc. ('AWN"), a wholly owned subsidiary of the Company, to pursue opportunities in the Specialized Mobile Radio (SMR) industry. In connection with this transaction, the Company transferred all SMR radio licenses under ownership and control of the Company to AWN (in exchange for 500,000 shares of common stock in AWN). On December 22, 1996 AWN issued an additional 143,000 shares of common stock to three additional Company affiliated entities. In March of 1997, the Company exchanged for stock in the Company all shares of AWN held outside of the Company. As of March 31, 1997, and currently the Company owns all of the outstanding common stock of AWN. Since December 5, 1997, AWN has operated SMR sites in seven MTA's in the southeastern U.S.A., operating specialized mobile radio licenses purchased from Centennial Communications Corp. in a transaction which final closing occurred on July 6, 1998.

     PURCHASE OF SPECIALIZED MOBILE RADIO COMMUNICATIONS SYSTEMS

     On December 5, 1997, the Company through AWN, began operations as a provider of SMR two-way communication services. By an agreement executed on December 4, 1997, AWN, a wholly owned subsidiary of ComTec International, Inc. (the "Company"), acquired management control of Specialized Mobile Radio ("SMR") related assets and licenses owned by Centennial Communications Corp. of Denver, Colorado in seven MTA's located in southeastern USA. The transaction was an arms length purchase and sale transaction, negotiated by the representatives of each party to the agreement.

     The Company and Centennial Communications Corp., a Colorado Corporation, initially entered into a letter of intent dated as of October 16, 1997, and a formal agreement was entered into on December 4, 1997, between AWN, a Colorado Corporation and Centennial Communications Corp. (the "Agreement") whereby AWN acquired management control on December 5, 1997, of the SMR assets and SMR licenses owned by Centennial Communications Corp. together with the SMR related business limited to and located in the seven following USA MTA's: Birmingham, Alabama; Knoxville, Memphis, and Nashville, Tennessee; Oklahoma City and Tulsa, Oklahoma; and New Orleans, Louisiana. The assets acquired by the Agreement include SMR licenses issued by the Federal Communications Commission ("FCC"), radio equipment and antennas, tower site leases and the customer base of Centennial Communications Corp. in the seven acquired markets. Since the acquisition, AWN has continued to utilize the assets acquired in the transaction for the same purposes, that of commercial sale of air time to business users as was utilized by Centennial Communications Corp. Transfer of title to the assets and licenses occurred at a second closing on July 6, 1998. Until transfer of legal title of the assets to AWN on July 6, 1998, the seven markets were operated by AWN pursuant to a management agreement. The total purchase price of the assets was $3,035,700, consisting of cash deposit of $200,000 in October 1997, payment of $1,000,800 in cash on December 4, 1997, a promissory note from AWN to Centennial Communications Corp. in the amount of $444,200 (which was paid on July 6, 1998) and assumption of FCC notes totaling $1,390,700 by AWN.

     Prior to this acquisition, neither the Company nor its subsidiary, AWN, had any affiliation with Centennial Communications Corp. nor any of its officers, directors, affiliated companies or shareholders.

     PRINCIPAL OFFICE OF REGISTRANT

     On December 15, 1997, the Company relocated its principal offices to Suite 340, 9350 East Arapahoe Road, Englewood, Colorado, 80112. The Company's phone number is (303)-662-1198. The Company's operating subsidiary, AWN, which is also located at such address, entered into a three-year lease for the premises, said lease ending November 30, 2000.

     INACTIVE SUBSIDIARIES

     Custom Concepts, Inc. was incorporated as a Colorado Corporation in November 1997 as an additional subsidiary of the Company. Custom Concepts, Inc. is currently inactive with no defined business plan and has no material assets.

     On January 14, 1998, the name of CTI Real Estate, Inc. a subsidiary of the Company which held real estate formerly owned by the Company, was changed to AmNet Resources, Ltd. ("AmNet"). AmNet has no active operations or material assets. AmNet is currently inactive with no defined business plan and has no material assets.

     International Media Group, Ltd. ("IMG") was formed as a Colorado Corporation in March of 1997 with a business plan to operate and market as a public advertising media the use of giant LED screens. The Company has entered into an agreement to dispose of the LED screens. IMG has no active operations or material assets. IMG is currently inactive with no defined business plan and has no material assets.

3.   Change in Management
     --------------------

     The Company has undergone a complete change in management over the past two years. The Company has undergone management restructure to the extent that no Director, Officer, Management Executive, or employee associated with the Company at July 1, 1997 is now associated with the Company.

     Current  management of the Company consists of the President and CEO, James
J. Krejci, an MBA, formerly a top executive with Jones Intercable, Inc./Jones International, Ltd. associated companies; the Chief Financial Officer and Secretary/Treasurer, Gordon Dihle, an attorney and CPA; and the Controller, Michael Bunch, a CPA and MBA.

     Daniel Melnick was appointed as a Director of the Company by the Board of Directors at the annual meeting of the Board of Directors of the Company held on March 28, 1997. Mr. Melnick had no previous affiliation with the Company. On August 26, 1998, Mr. Melnick was removed as a director by a special meeting of shareholders. Mr. Melnick had not actively participated in the affairs of the Company.

     On October 8, 1997, Clifford S. Perlman resigned as a Director and Chairman of the Board of the Company and in all capacities as a Director and Officer of the Company's subsidiaries.

     Michael Bunch, a CPA and MBA, became the organization's controller in tandem with the appointment of Gordon Dihle, as CFO and as a Company Director in the initial management restructure which took place on October 8, 1997, following the resignation of Clifford S. Perlman.

     Clarence Leist, a former OneComm Manager, was appointed Chief Network Operations Engineer in November, 1997.

     James J. Krejci began employment with the Company on February 17, 1998, and in conjunction therewith, was named CEO of AWN and Chief Operations Officer of the Company.

     On May 8, 1998, J. Kent Millington, an individual previously unaffiliated with the Company, and Clarence Leist were appointed to the Board of Directors.

     On May 8, 1998, Gordon Dihle, in conjunction with the appointment of J. Kent Millington and Clarence Leist as new members of the Board of Directors, resigned as Chief Financial Officer and in all capacities as an officer and member of the Board of Directors of the Company and all subsidiaries thereof.

     On May 11, 1998, Clarence Leist resigned as a member of the Board of Directors of the Company. On July 1, 1998, Clarence Leist resigned as Chief Network Operations Engineer and all other capacities with the Company.

     With respect to the resignations by each of the individuals named above, there was no disagreement with any person so named on any administrative, operational or technology issues or public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with this report.

     On June 23, 1998, Donald G. Mack resigned as President and CEO of the Company and in all officer and director capacities with subsidiaries of the Company. Mr. Mack remained as a Director of the Company. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR.")

     On August 26, 1998, pursuant to a call for a special meeting by shareholders owning in excess of 10% of the Company's common stock, and presented to the shareholders by a notice and proxy mailed by the Company's independent transfer agent on August 11, 1998, a special meeting and election of all shareholders of the Company was held with the following proposed purposes: remove Donald G. Mack from the Board of Directors for cause; remove Daniel Melnick from the Board of Directors; elect James J. Krejci to the Board of Directors and elect Gordon D. Dihle to the Board of Directors.

     As a result of the Special Meeting of Shareholders held August 26, 1998, Donald G. Mack and Daniel Melnick were removed as Directors of the Company. In the same special shareholders meeting, James J. Krejci and Gordon D. Dihle were elected to the Company's Board of Directors until the next annual meeting of the Shareholders. As of August 26, 1998, the Company's Board of Directors consisted of J. Kent Millington (appointed May 8, 1998), James J. Krejci and Gordon D. Dihle.

     Prior to the Special Meeting of Shareholders held August 26, 1998, by a letter dated August 21, Donald G. Mack tendered his resignation as a Director of the Company and as an officer and director of any of its subsidiaries. Previously, on June 23, 1998, Mr. Mack had tendered his resignation as an officer of the Company and as an officer and director of any of its subsidiaries. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Mr. Mack was officially removed as a Director of the Company by the Special Meeting of Shareholders held August 26, 1998. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR.")

     J. Kent Millington who was appointed May 8, 1998, resigned from the board of directors effective September 2, 1998. With respect to the resignations by Mr. Millington, there was no disagreement with Mr. Millington on any administrative, operational or technology issues or public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with this report.

     At a Special Board of Directors meeting held September 2, 1998, the following officers were appointed by the Board of Directors: James J. Krejci as President, CEO and Chairman of the Board of Directors and Gordon D. Dihle as Secretary and Treasurer. Michael Bunch remained as the organization's controller.

     On September 30, 1998, Marc Maassen, an individual previously unaffiliated with the Company or current management was appointed to the Board of Directors as an outside director.

4.   Asset Forfeitures, Dispositions and Terminations of Contract Rights
     -------------------------------------------------------------------

     On July 27, 1995, the Company entered into an agreement to acquire all of the outstanding voting stock of John Sandy Productions, Inc. (JSP) a privately held corporation under the sole control of John Santucci. The business purpose of this video production company was to obtain in-house marketing and media production expertise to support the Company's marketing of its future telecommunication services. Based on a settlement agreement executed in October 1997, the Company has agreed to terminate the original purchase agreement of JSP with John Santucci and the Company and JSP mutually released any claims against the other. For accounting purposes, the Company's total cash investment ($40,000) in JSP had been recorded in other assets since June 30, 1996. This amount was charged to operations in the year ended June 30, 1998.

     As of June 30, 1996, the Company reported that it controlled management option agreements on 185 SMR licenses obtained through the Omni-Range acquisition, some of which were partially constructed. These channels were not revenue producing. The Company defaulted on its payment obligation for the channels since the original compensation involved a subordinated mortgage on a building previously held by the Company, which building transferred to the original lien-holder in foreclosure proceedings cumulating in December 1997. The Company has forfeited any rights to the Omni-Range channels.

     In July 1997, an Adverse Summary Judgment and Decree in Foreclosure was issued against the Company's wholly owned subsidiary, CCI Real Estate, Inc., which as of the current date has eliminated any equity or ownership by the Company of real estate located at 10855 East Bethany Drive, Aurora, Colorado. In the case of Sunset Life Insurance Company of America vs. CTI Real Estate, Inc., Arapahoe County District Court, Case No. 96 CV 741, the Court issued an order dated July 18, 1997, entering Summary Judgment and Decree in Foreclosure against CTI Real Estate, Inc., a subsidiary of ComTec International, Inc. This suit, a foreclosure action on the Company's building at 10855 East Bethany Drive, Aurora, Colorado was filed in September 1996 in the District Court for Arapahoe County, Colorado. A notice of Sheriff's sale dated August 11, 1997, set a Sheriff's sale for September 23, 1997, in Littleton, Colorado. The sale was held and CTI Real Estate, Inc.'s redemption period has expired. The Company was unable to sell or redeem the property and all equity was lost. Ancillary litigation was either settled separately or merged and concluded with the foreclosure. (See "ITEM 3, LEGAL PROCEEDINGS.")

     On January 14, 1998, the name of CTI Real Estate, Inc., a subsidiary of the Company which held real estate formerly owned by the Company, was changed to AmNet Resources, Ltd. ("AmNet"). AmNet has no active operations or material assets.

     DCL ASSOCIATES SMR LICENSE OPTIONS CANCELLATION

     On August 6, 1996, the Company acquired option agreements to manage 1,380 800 MHz SMR channels in 20 states from a group of 34 associated licenses ("the DCL options"). The August 6, 1996 agreement was recorded as a purchase of license rights by the Company at a purchase price of $1,597,000 in the Company's September 30, 1996 10QSB and subsequently increased with subsequent stock issuances. As a result of disputes which began in February 1997, DLC Associates, Inc. notified the Company that DCL Associates, Inc. and additional parties ("DCL") considered the Company to be in default of its obligations under the option agreements. On August 7, 1997, the Company filed a Complaint for declaratory relief and damages in United States District Court for the District of Colorado, Denver, Colorado, Case 97-1685 seeking a court ruling that option agreements entered into by and between the Company and the Defendants, consisting of DCL Associates, Inc. and thirty three additional Defendants, were legal, valid and enforceable agreements. The Defendants filed an answer and counterclaim March 30, 1998, denying that the option agreements, subcontract agreement and management agreement entered into by the Defendants and the Company remained valid and further alleging failure of performance, failure of consideration and inequitable conduct on the part of the Company. The entire DCL option transaction and associated litigation was terminated by legal settlement on June 22, 1998. The opportunity to purchase two DCL licenses for $925,000 cash as provided by the settlement agreement expired on July 1, 1998. In the same settlement, all of the stock previously issued to DCL Associates, Inc. by the Company in payment of such options, consisting of 1,361,786 common shares (including 662,786 common shares issued in exchange for 39,767 shares of Series C Preferred Stock) has been returned to the Company and cancelled. The Company had issued 39,767 shares of Series C Preferred Stock with a stated value of $10.00 in connection with the DCL options acquired per the closing agreement dated August 6, 1996, and these shares were converted to 662,786 shares of common stock pursuant to the DCL option agreement. The net result of the entire transaction in retrospect is the loss of the actual cash paid to DCL Associates of approximately $150,000. The Company has no further interest or claim to the DCL options or assets associated therewith. (See "ITEM 3, LEGAL PROCEEDINGS.")

     DISPOSITION OF LED SCREEN ASSETS

     On December 31, 1998, the Company disposed of six (6) giant light-emitting diode (LED) screens by sale to Lanstar Computer Products, Inc., a Texas Corporation, located in Dallas, Texas. The giant LED screens are used to provide computer active light presentation programs, adaptable for indoor or outdoor use for sporting events, advertising displays and other theatrical applications. Pursuant to the Purchase Agreement entered into between the Company and Lanstar Computer Products, Inc., the LED screens were sold to Lanstar Computer Products, Inc. (which may be considered an affiliate of the Company) in exchange for a Promissory Note payable to the Company in the amount of two million four hundred thousand dollars ($2,400,000). The promissory note is to be secured by an agreement utilizing the assets sold as security for the promissory note. The entire principal of the promissory note is due December 31, 1999. The promissory note, a general obligation of Lanstar Computer Products, Inc., bears simple interest at the rate of eight percent (8%) per annum payable quarterly. The Buyer, Lanstar Computer Products, Inc., is a Texas Corporation located at 13707 Gamma Road, Dallas, Texas 75244. Prior to this disposition, neither the Company, nor any of its subsidiaries, directors, officers or persons associated with the

Company's officers and directors had any relationship with Lanstar Computer Products, Inc. or any of its officers or directors. Lewis D. Rowe, who is not an officer or director of the Company, but who is listed as an affiliate of the Company in the Company's June 30, 1997 and 1998 Form 10-KSB reports as a person known by the Company to own beneficially more than 5% of the Company's $.001 par value common stock, may also be considered to be an affiliate of Lanstar Computer Products, Inc., a non-public company. The LED Screens had been on consignment for sale since August 1998. No determination as to the collectability of the promissory note has been made.

     AGREEMENT FOR DISPOSITION OF LICENSES

     On April 15, 1999, AWN executed an Asset Acquisition Agreement with S.E. 900, Inc., ("Buyer") a Delaware corporation to be formed as a subsidiary of an unaffiliated company. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to S.E. 900, Inc. of specifically identified 900 MHz licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The sale is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the licenses and issue common shares of Buyer representing a seven and one half percent interest in S.E. 900, Inc. to American Wireless Network, Inc. The agreement also includes a lease of SMR related equipment owned by AWN to S.E. 900, Inc. The 900 MHz licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses to be sold to S.E. 900, Inc. were purchased by American Wireless Network, Inc. on July 6, 1998, as a part of the acquisition of divisional segment assets from Centennial Communications Corp. which was reported in Item 2 of Form 8-K's dated December 26, 1997, and September 3, 1998, and Items 2 and 7 of the Form 8-K/A and Exhibits thereto dated February 9, 1999.

5.   Discontinued Subsidiary Operations
     ----------------------------------

     TTI COMMUNICATIONS CORPORATION

     The Company in conjunction with three additional 10% shareholders invested in a subsidiary, TTI Communications Corporation, a long-distance telecommunication business, on February 12, 1997. This partially owned subsidiary began operations approximately February 19, 1997, and by March 31, 1997, was functionally operational but operating at a substantial loss. TTI Communications Corporation continued to incur substantial operating losses until the time the Company's interest in TTI Communications Corporation and all operations was terminated on approximately December 2, 1997. This business resold long distance telephone service through prepaid phone cards. The Company had a 70% interest in TTI Communications Corporation, the remaining 30% interest in the subsidiary is owned 10% each by two unaffiliated individuals and one unrelated limited liability company. On December 2, 1997, the Company disposed of its entire interest in TTI Communications Corporation.

     INTERNATIONAL MEDIA GROUP, LTD.

     The Company organized a new subsidiary, International Media Group, Ltd. on March 20, 1997. International Media Group, Ltd. ("IMG") was formed with a preliminary business plan to operate and market as a public advertising media the use of giant LED screens. On approximately March 31, 1997, the Company obtained possession (through agreements to acquire for future issuance of common stock in a nonpublic exchange) of six (6) giant light-emitting diode (LED) screens. The giant LED screens provide active light presentation programs, adaptable for indoor or outdoor use for sporting events, advertising displays and other theatrical applications. The acquisition required the issuance of 5,000,000 shares of the common stock of the Company. The stock exchange portion of the transaction, facilitated through Geneva Reinsurance Company, Ltd., a corporation organized outside of the United States of America, resulted in issuance of 5,000,000 shares of common stock to ten different entities, none of which are residents of the U.S.A., on March 23, 1998. The Company intended, through its wholly owned subsidiary, International Media Group, Ltd., to lease out the screens for short-term (one to six week) events. Efforts at leasing and utilizing the LED screens resulted in substantial operating losses to the Company's subsidiary, IMG, through which leasing and operation of the LED screens was to take place. IMG is currently inactive.

6.   Terminated Financing Proposals
     ------------------------------

     PROPOSED UNDERWRITING WITHDRAWN

     On October 23, 1996, the Company made a $25,000 deposit and obtained a letter of intent outlining a future firm commitment by National Securities, Inc., an NASD member broker dealer, to underwrite a $25 million debt and a $15 million common stock secondary offering. National Securities, Inc. requested and suggested certain changes in the finance, operations and structure of the Company but did not move forward with any type of underwriting process. The Company has been refunded its $25,000 deposit. There are no currently existing agreements for underwriting a public or private offering of the Company's securities with any NASD member broker dealer.

     PRIVATE PLACEMENT WITHDRAWN

     During the quarter ended September 30, 1996, the Company entered into a letter of intent with American Investments Services, Inc. ("AIS"), an NASD member broker dealer, wherein the Company and AIS proposed a private placement to be undertaken by AIS. AIS subsequently cancelled the letter of intent and ended its preliminary efforts with respect to the proposed private placement. There are no currently existing agreements for underwriting a private offering of the Company's securities with any NASD member broker dealer.

(b)  BUSINESS OF ISSUER:

     American Wireless Network, Inc. ("AWN"), a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company. The Company's operations are conducted through AWN.

     During the fiscal year ended June 30, 1998, and through the present the Company continued as a developmental stage entity focused on developing its wireless SMR business plan. Prior to December 1997, activities had been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company's most significant accomplishment to date is the action of its current management in completing the final closing on July 6, 1998, of the purchase of FCC licenses and operation of thirteen operating SMR systems located in seven southeastern U.S.A. MTA's.

Current Status and Operations
-----------------------------

     On December 5, 1997, AWN completed the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; and Tulsa, Oklahoma. The recently acquired systems are relatively new. The 105 operating channels had approximately 1400 subscribers, generating recurring monthly revenues of approximately $20,000 on the purchase date. These operating systems have a total of 14 sites, 105 constructed channels and cover seven of the U.S.A's 51 MTA's, including nine cities located in four southeastern United States encompassing a total population of 17.4 million, of which the seven systems are presently capable of covering approximately 5.9 million population. On April 15, 1999, AWN executed an Asset Acquisition Agreement with S.E. 900, Inc. ("Buyer"), a Delaware corporation, to be formed as a subsidiary of an unaffiliated company. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to S.E. 900, Inc. of specifically identified 900 MHz licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The sale and an associated lease of SMR related equipment owned by AWN is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the licenses and issue common shares of Buyer representing a seven and one half percent interest in S.E. 900, Inc. to AWN.

     At present AWN operates the seven SMR communications systems from its office in Englewood, Colorado. AWN's SMR communication services are sold to individual customers through an independent dealer network of local two-way radio communications equipment vendors ("Dealers"). The Dealers maintain the local relationships with the customers. AWN acts as the direct billing provider of SMR communications to the customer base provided by the Dealers. AWN is responsible for local telephone lines, equipment maintenance, tower site rentals, customer loading, coding and billing and all customer service and financial relationships. AWN also has all responsibility for maintaining its SMR licenses, making payments to the FCC on its licenses and funding all equipment additions and system improvements. Under the current operation and level of usage, expenses of operating the system significantly exceed revenues from the systems.

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

Unlike cellular, SMR does not adhere to one equipment standard or protocol. Currently, two major equipment manufacturers, Motorola and E.F. Johnson, dominate the industry, each with its own protocol. Sophisticated switching necessary to facilitate wide-area SMR systems allows dissimilar systems to communicate with each other through the use of digital technology, allowing individual SMR operators to build wide-area networks through roaming agreements.

     Typical SMR users are businesses in need of communication with large or small groups of employees on the road, especially those in fleet sales and service operations. Categories of users include transportation, real estate, construction, security services, plumbing and electrical contractors, delivery services, taxi and limousine services, government agencies (such as public safety, hospital, and general government agency field operations), mining operations and messenger services.

     In Management's evaluation, key factors relevant to competition in the wireless communication industry are pricing, size of the coverage area, quality of communication, reliability and availability of service. The Company's potential success depends in large measure on its ability to compete with numerous wireless service providers in each of its markets, including cellular operators, PCS service providers, Digital SMR service providers, paging services, and other analog SMR operators. The wireless communications industry is highly competitive and comprised of many companies, most of which have substantially greater financial, marketing, and other resources than the Company. There can be no assurances that it will be able to compete successfully in the wireless communication industry.

     Since the late 1980's, Nextel Communications Inc. ("Nextel") has acquired a large number of SMR systems and is in the process of implementing a conversion from analog SMR technology to Motorola's digital integrated Dispatch Enhanced Network ("iDEN") system. Other cellular operators and PCS providers are implementing digital transmission protocols on their systems as well, primarily to address capacity issues. Another potential wireless competitor for the Company is Southern Company, which is implementing a digital architecture and pursuing Nextel-like strategies on a regional or primary market basis. Southern Company is a large utility focusing on wide-area communications for its own vehicle fleet in the Southeastern United States, while selling excess capacity to other businesses spanning the same geographic region. Most other analog SMR providers within the Company's operating territory consist of locally oriented small businesses, often passed from generation to generation.

Government Regulation
---------------------

     The Company's operations are subject to government regulation primarily by the FCC. The licensing, operation, assignment, and acquisition of 900 MHz SMR licenses are regulated under the Communications Act of 1934, as amended in 1996 (the "Communications Act"). Since that time, the FCC has adopted new rules converting interconnected SMR service from a private radio service to a commercial mobile radio service and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding. The FCC periodically has various dockets under consideration, which could result in changes to the FCC's rules, regulations, and policies. Certain rule, regulation or policy changes by the FCC could potentially affect the operations and financial standing of the Company.

     All SMR and commercial mobile radio service licenses are issued as conditional licenses. The conditional licenses become licenses without condition only upon timely and proper completion of station construction and minimal loading. If a licensee fails to complete construction of a station timely and properly, the license for that station cancels automatically, without any further action by the FCC.

     Prior to imposition of its commercial mobile radio service regulation system, the FCC issued SMR licenses for five-year terms. Since January 2, 1995, commercial mobile radio service licenses have been issued for ten-year terms. Each license may be renewed at the end of the license term upon application to the FCC. While the FCC generally grants renewal of SMR licenses in routine fashion and the Company is aware of no reason why its licensees will not be entitled to a similar renewal expectancy, there can be no certainty that the FCC will continue its current renewal practices or extend them to the Company.

     Regulation of radio towers. The transmitters for SMR stations typically are located on free-standing or building roof-top towers. The towers are regulated by both the FCC and the Federal Aviation Administration ("FAA"). The regulations concern geographic location, height, construction and lighting standards, and maintenance. Failure to comply with tower regulations can result in assessment of fines against the tower owner or operator and has, historically, resulted in fines assessed against individual licensees located on an offensive tower. The owners of towers are responsible for compliance with FCC and FAA regulations. The Company does not own or manage any towers.

     Other Federal regulations. The Company is generally subject to the jurisdiction of various federal agencies and instrumentalities in addition to the FCC and the FAA including but not limited to the United States Environmental Protection Agency, the United States Department of Labor, the United States Occupational Safety and Health Administration, the United States Equal Employment Opportunity Commission, the United States Securities and Exchange Commission and others. While the Company believes that it is operating in conformity with all material applicable rules and regulations, policies, rule changes, and other actions of these agencies, future action by these agencies could adversely effect the operations and financial standing of the Company.

     State regulations. At present, state and local governments cannot regulate the rates charged by SMR operators. Such governments may, however, exercise regulatory powers over health, safety, consumer protection, taxation, and zoning regulations with respect to SMR stations. Currently, the Company's systems are not subject to any state or local regulatory restraint (other than generally applicable laws and regulations). However, there can be no assurances that such systems will not become subject to various states and local regulatory authorities in the future.

     Regulatory developments. In March 1996, the Communications Act went into effect. This Act effected significant change in regulation and market entry for communications service providers. Despite this effect on the telecommunications industry as a whole, the Company does not anticipate any material adverse affect on its business arising from the Communications Act. Legislation or materially different rules may be proposed and enacted at any time and may have a material adverse affect on the operations of the Company. At this time, the Company is unaware of any pending legislation or rule-making proceedings that would have a material adverse affect on the current operations of the Company.

Research and Development
------------------------

     The Company has not incurred, and does not expect to incur, significant research and development expenses in connection with the equipment for its existing analog SMR systems.

Copyrights, Patents, Proprietary Information, and Trademarks
------------------------------------------------------------

     The Company has no registered service marks, copyrights, or patents.

Employees and Consultants
-------------------------

     As of the date of this filing, the Company and its wholly owned subsidiary AWN employs a total of two (2) persons on a full time basis: James Krejci, President and Chief Executive Officer of the Company, and Gordon Dihle, the Secretary/Treasurer of the Company. Mike Bunch, the Controller is employed by the Company on a part time as needed basis.

     The Company periodically retains outside consultants such as attorneys, accountants, engineers, technicians and industry consultants to perform certain corporate administrative tasks and SMR related maintenance.

Wireless Industry
-----------------

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

     The Company's success depends on its ability to compete with other wireless communications providers, including cellular mobile telephone operators and established SMR operators, in each of its existing and proposed markets. Existing cellular and SMR operators in the Company's operating territories have been in operation for a number of years, and have significant customer bases. In addition to their entrenched market position, these operators have available significantly greater financial and other resources than those available to the Company. Larger SMR companies are currently converting to all digital formats, which require current subscribers to purchase digital radio equipment or find another analog system provider. The competition for new SMR subscribers within the Company's operating territories may also include Nextel Communications and/or other independent SMR regional operators. Nextel Communication is the largest wireless SMR operator in the nation. The Company also faces possible competition for digital mobile service from other radio operators for channels that may be allocated by the FCC in the future and operators of new wireless communications technologies such as personal communications systems ("PCS").

Risk Factors
------------

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described below. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, the factors set forth below (see "ITEM 1, DESCRIPTION OF BUSINESS Forward Looking Statements" and "ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Forward-Looking Statements").

     Limited Revenues; Limited Relevant Operating History; Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit. Since its inception, the Company has been engaged primarily in the acquisition of FCC Licenses and the construction of facilities to begin commercial operation of such licenses and, therefore, has had very limited revenues from sales of its services. Management has not included revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the wireless communications industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of services in new markets. The Company has incurred operating losses in each quarter since inception and on June 30, 1998, the Company had an accumulated deficit of approximately $11,725,300. Since such date, losses have increased and are continuing through the date of this report. Accordingly, it is anticipated that the Company will continue to incur significant losses. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

     Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and expansion plans and possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders. The Company's independent public accountants have included an explanatory paragraph in their reports on the Company's financial statements for the years ended June 30, 1998 and 1997 which express substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

     Risk of Implementation of Analog Network; Risk of Developing Technology. The Company's success is dependent on the commercial acceptance of its analog SMR services. Consumer acceptance of the Company's services will be affected by technology-based differences and also by the operational performance and reliability of system transmissions on the Company's analog SMR network. In addition, the development of new technology in the wireless communications market could significantly affect the Company's ability to implement its marketing strategy. In such an event, the Company may be required to spend additional capital to enhance its system to compete with such new technology. This would subject the Company to the risks normally associated with the acquisition of additional capital. See "Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report" above. The use of analog wireless communications equipment for commercial and consumer applications represents a relatively new business activity characterized by emerging markets and an increasing number of market entrants who have introduced or are developing an array of new wireless communications products and services, some of which will compete against the Company's services and any other services which may be developed by the Company. Achieving market acceptance for the

Company's services will require substantial marketing efforts and expenditure of funds to create awareness and demand by potential customers. The inability to successfully complete development of a product or application or a determination by the Company, for financial, technical or other reasons, not to complete commercial building of licenses held by the Company, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse affect on the Company.

     Dependence on Ability to Compete; System Build-Out. The Company's success depends on its analog mobile network's ability to compete with other wireless communications systems in each relevant market and the Company's ability to successfully market its wireless communications services. The Company's ability to compete effectively with other wireless communications service providers, however, will depend on a number of factors, including the successful deployment of its identified market areas, the continued satisfactory performance of the Company's technology, and the development of cost-effective direct and indirect channels of distribution for its products and services. No assurance can be given that such objectives will be achieved. See "Risk Factors -- Forward-Looking Statements."

     While the Company believes that the mobile dispatch service currently being provided on its analog SMR network is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in the Company's market areas, there are and will continue to be differences between the services provided by the Company and by cellular and/or PCS system operators and the performance of their respective systems. In addition, if either PCS or cellular operators provide two-way dispatch services in the future, the Company's ability to compete may be impaired. In addition, Nextel does provide two-way dispatch service and has bundled several services under its digital network that the Company's system does not provide. As a result of these differences, there can be no assurance that services provided on the Company's networks will be competitive with those available from other providers of mobile telephone services. The Company's system is not currently compatible with PCS or other telecommunications systems and, therefore, the Company will not be able to offer roaming abilities in any market other than its current markets or markets in which it enters into agreements with other analog SMR systems, of which there can be no certainty. Moreover, the cellular systems in each of the Company's markets have been operational for a number of years, currently service a significant subscriber base and typically have significantly greater financial and other resources than those available to the Company.

     Subscriber units on the Company's network will not be compatible with cellular or PCS systems, and vice versa. This lack of interoperability may impede the Company's ability to attract cellular subscribers or those new mobile telephone subscribers that desire the ability to access different service providers in the same market. Moreover, because many of the Company's competitors have substantially greater financial resources than the Company, such operators may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by the Company. Thus, the Company's ability to compete based on the price of subscriber units may be limited. The Company cannot predict the competitive effect that any of these factors, or any combination thereof, will have. Cellular operators and certain PCS operators and entities that have been awarded PCS licenses each control more spectrum than is allocated for SMR service in each of the relevant market areas. See "ITEM 1, DESCRIPTION OF BUSINESS - Forward Looking Statements" and "ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Forward-Looking Statements."

     Management of Growth and Attraction and Retention of Key Personnel. Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute its business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's future success depends in large part on the continued service of its key management personnel. The Company believes that its future success also depends on its ability to attract and retain skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse effect on the financial condition and results of operations of the Company.

     Technological Advances and Evolving Industry Standards. The wireless communications industry, and in particular the SMR industry, is characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. In the future, the Company may be required to enhance its existing systems and to develop and introduce new products that take advantage of technological advances and respond promptly to new customer requirements and evolving industry standards. There can be no assurance that the Company will be able to keep pace with the rapid evolution of the wireless communications industry.

     Dependence on Governmental Regulation. The licensing, operation, acquisition and sale of the Company's SMR licenses are regulated by the FCC. FCC regulations have undergone significant changes during the last four years and continue to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993 and Telecommunications Act. The Company's ability to conduct its business is dependent, in part, on its compliance with FCC rules and regulations. See "ITEM 1, DESCRIPTION OF BUSINESS
- Government Regulation." Future changes in regulation or legislation affecting the Company's system, including Congress' and the FCC's recent allocation of additional commercial mobile radio services spectrum, could materially adversely affect The Company's business. In addition, should the FCC fail to renew any of the Company's licenses or pass rules or regulations that limit the Company's ability to conduct its business, this could have a material adverse affect on the Company.

     Assets Primarily Consist of Intangible FCC Licenses. The Company's assets consist primarily of intangible assets, principally FCC licenses, the value of which will depend significantly upon the success of the Company's business and the growth of the SMR and wireless communications industries in general. In the event of default on indebtedness or liquidation of the Company, there can be no assurance that the value of these assets will be sufficient to satisfy its obligations.

     Lack of Dividend History; No Dividends. The Company has never paid dividends on its Common Stock and intends to utilize any earnings for growth of its business. Therefore, the Company does not intend to pay cash dividends for the foreseeable future. This lack of dividends and a dividend history may adversely affect the liquidity and value of the Company's Common Stock.

     Possible Volatility of Market Price. The Company's Common Stock has been traded on the OTC Bulletin Board since 1984. The Company believes that factors such as (but not limited to) announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the international marketplace and the worldwide economy, announcements of technological innovations or new systems or enhancements by the Company or its competitors, developments in patents or other intellectual property rights, and developments in the Company's relationships with clients and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

     Risks Associated with Year 2000 Issues. In light of its current information, the Company does not anticipate delays and postponements in finalizing and implementing Year 2000 resolutions by the middle of the fourth quarter  of 1999.  Until the  Company's  renovation  and  validation  phases are substantially complete, however, the Company cannot fully and accurately estimate any uncertainty in timely resolving its potential Year 2000 challenges or in finalizing and implementing related Year 2000 resolutions. Additionally, any failure by third parties which have a material relationship with the Company to achieve full Year 2000 compliance may be a potential risk if such failure were to adversely affect the ability of such third parties to provide any products or services that are critical to the Company's operations. If these third parties fail to appropriately address Year 2000 challenges, there could be a material adverse affect on the Company's financial condition and results of operations. Such risks include, but are not limited to: (i) inability of subscribers to make or receive dispatch calls; (ii) inability of sites, switches and other interfaces to accurately record call records of subscriber phone calls; and (iii) inability of billing systems to accurately report and bill subscribers for phone usage. Other risks associated with the inability of the Company or material third parties to develop and deploy Year 2000 solutions in a timely and successful manner may involve or result in conditions that could preclude the Company from: (a) obtaining equity or debt financing; (b) deploying an alternative technology that is Year 2000 compliant; (c) implementing commercial buildouts in new markets or introducing new services in existing markets; and (d) pursuing additional business opportunities. The Company cannot independently assess the impact of Year 2000 challenges and compliance activities and programs involving operators of utilities and other service providers (such as electric utilities and voice and data utilities). The Company therefore must rely on utility providers' estimates of their own Year 2000 challenges and the status of their related compliance activities and programs in the Company's own Year 2000 assessment process. Because the Company's systems will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such service providers would likely have an impact on the Company's systems. Moreover, there can be no assurance that such impact will not have a material adverse effect on the Company's operations.

     Concerns About Mobile Communications Health Risk. Allegations have been made, but not proven, that the use of portable mobile communications devices may pose health risks due to radio frequency emissions from such devices. The actual or perceived risk of mobile communications devices could adversely affect the Company through a reduced subscriber growth rate, a loss of current subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

Forward-Looking Statements
--------------------------

     A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this 10-KSB Report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as, for example, construction, delivery, and real estate management services) that the Company is targeting for its SMR systems; the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's systems deployment and marketing plans and customer demand; the success of efforts to improve and satisfactorily address any issues relating to the system's performance; the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the SMR system; access to sufficient debt or equity capital to meet the Company's operating and financing needs; the quality and price of similar or comparable wireless Communications services offered or to be offered by the Company's competitors, including providers of cellular and PCS service; future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally; and other risks and uncertainties described from time to time in The Company's reports filed with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY

CORPORATE OFFICE:

     AWN leases approximately 2000 square feet of executive office space at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado. The office lease extends to November 30, 2000. All corporate, administrative, accounting and operational functions are carried out from the corporate headquarters. The Company shares offices with AWN. As a result of recent employee reductions, this lease space is only thirty percent utilized and more than adequate for the Company's current needs. The Company has subleased a portion to its office space in order to offset office overhead.

     SMR Tower Sites, the Company has leased tower sites in the following locations:

            Birmingham,  Alabama - three  sites.
            New  Orleans,  Louisiana - three  sites.
            Oklahoma  City,  Oklahoma  - one  site.
            Tulsa, Oklahoma  -  one  site.
            Memphis, Tennessee  -  two  sites.
            Knoxville,  Tennessee - one site.
            Nashville,  Tennessee - two sites.

ITEM 3.  LEGAL PROCEEDINGS

     During the fiscal year ended June 30, 1997, legal counsel for DLC Associates, Inc. notified the Company that DCL Associates, Inc. and other parties to the DCL options agreement considered the Company to be in default if its obligations under the option agreements. On August 7, 1997, the Company filed a Complaint for declaratory relief and damages in United States District Court for the District of Colorado, Denver, Colorado, Case 97-1685 seeking a court ruling that option agreements entered into by and between the Company and the Defendants, consisting of DCL Associates, Inc. and thirty three additional Defendants, are legal, valid and enforceable agreements. The suit involved a dispute concerning the continuing validity of an agreement by the Company executed August 6, 1996, wherein the Company obtained options to purchase 1389 EIW channels and 1046 non-EIW channels from DCL Associates, Inc. and the thirty three additional Defendants ('the DCL options"). The August 6, 1996 agreement was recorded as a purchase of license rights by the Company. The Defendants filed an answer and counterclaim on March 30, 1998, denying that the option agreements, subcontract agreement and management agreement entered into by the Defendants and the Company remained valid and further alleging failure of performance, failure of consideration and inequitable conduct on the part of the

Company. The Defendants counterclaim alleged that the Company refused and failed to register securities issued to the Defendants, breached post transaction payment obligations, manipulated and inflated the bid price of its stock and failed and refused to pay the final installment of the option price. The entire DCL option transaction and associated litigation was terminated by a mutual release and legal settlement on June 22, 1998. The opportunity to purchase two DCL licenses for $925,000 cash as provided by the settlement agreement expired on July 1, 1998. In the settlement, all of the stock previously issued to DCL Associates, Inc. by the Company in payment of such options, consisting of 1,361,786 common shares (including 662,786 common shares issued in exchange for 39,767 shares of Series C Preferred Stock) has been returned to the Company and cancelled. The Company had issued 39,767 shares of Series C Preferred Stock with a stated value of $10.00 in connection with the DCL options acquired per the closing agreement dated August 6, 1996. These shares were converted to 662,786 shares of common stock pursuant to the DCL option agreement. DCL's representative had previously refused tender of the 662,786 common shares. The net result of the entire transaction in retrospect is the loss of the actual cash paid to DCL Associates of approximately $150,000. The Company has no further interest or claim to the DCL options or assets associated therewith.

     In July 1997, an Adverse Summary Judgment and Decree in Foreclosure was issued against the Company's wholly owned subsidiary, CCI Real Estate, Inc., which as of the current date eliminated any equity or ownership by the Company of real estate located at 10855 East Bethany Drive, Aurora, Colorado. In the case of Sunset Life Insurance Company of America vs. CTI Real Estate, Inc., Arapahoe County District Court, Case No. 96 CV 741, the Court issued an order dated July 18, 1997, entering Summary Judgment and Decree in Foreclosure against CTI Real Estate, Inc., a subsidiary of ComTec International, Inc. This suit, a foreclosure action on the Company's building at 10855 East Bethany Drive, Aurora, Colorado, was filed in September 1996 in the District Court for Arapahoe County, Colorado. Sunset Life Insurance Company had previously sought and obtained the appointment of a receiver to manage the Company's building. This suit was consolidated with Shamrock Electric Co. vs. Nattem U.S.A. Incorporated; Keystone Holding Corp.; ComTec International; Tim Degarmo T.B.A. DBI Construction a/k/a DBI Design Builders a/k/a Carlton Builders Inc.; David L. Terry; Celia M. Terry; Local Service Corporation; Spelman Mortgage and Investment Company; Kansas City Life Insurance Company; Sunset Life Insurance Company of America; Key Communications Group; Golesh Door & Trim, Inc.; Roberta
F. Gillis, Public Trustee of Arapahoe County, and any and all occupants. A notice of Sheriff's sale dated August 11, 1997, set a Sheriff's sale for September 23, 1997, in Littleton, Colorado. The sale was held and CTI Real Estate, Inc.'s redemption period has expired. The Company was unable to sell or redeem the property and all real estate equity was lost.

     On September 14, 1998,  the Company  received by certified mail a Complaint filed in Superior Court of California, County of San Diego, Case No. 723581, entitled John Brent, et al vs. ComTec International, Inc., a New Mexico corporation, et al. The Complaint by seven named Plaintiffs alleges securities fraud, improper sale of unregistered securities, and stock manipulation against the Company and five individual defendants who were former officers and/or directors of the Company, none of whom are currently associated with the
Company. The Company believes that it has meritorious defenses and will vigorously defend against the allegations of the Complaint. Due to the preliminary stage of the matter, further information is not available. The
Company has not yet filed an answer to the Plaintiffs' complaint. A motion to dismiss Plaintiffs' complaint for failure to join indispensable parties initiated by the Company is pending.

Litigation with Former Officer and Director
-------------------------------------------

     On February 1, 1999, Donald Mack, the former CEO, President and director of ComTec International, Inc., filed a complaint in the District Court, City and County of Denver, State of Colorado, Civil Action Number 99CV634, Courtroom 6, against ComTec International, Inc. ("ComTec") as well as two individual defendants, a current officer and a shareholder of ComTec. On March 24, 1999, ComTec filed its Answer and extensive Counterclaims against Donald Mack ("Mack"). Mack alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired in May of 1998). Mack further alleges that although he resigned as an officer in June 1998, he was wrongfully induced to resign. Mack alleges that he is due salary, car allowance, health plan payments, life insurance payments, stock bonuses and other items from June 30, 1998 through June 30, 2002. ComTec's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to Mack. ComTec's answer further states as affirmative defenses that Mack's claims are barred by the doctrine of estoppel and unclean hands; that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality; that Mack's claims are barred by failure of consideration, fraud and illegality, waiver, failure to mitigate; that Mack's alleged claims are setoff by the counterclaims of ComTec against Mack; and that Mack's alleged damages, if any, are the result of Mack's own actions. ComTec believes it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by Mack. The Company filed a number of Counterclaims against Mack. Among the Counterclaim allegations of ComTec against Mack are allegations that an agreement entered into in May of 1995, whereby Mack gained control of ComTec through an agreement for ComTec to purchase the assets of a corporation controlled by Mack, KeyStone Holding Corporation, was entered into with intent to defraud ComTec and its shareholders. Among other allegations, ComTec alleges that misrepresentations and omissions of material fact were made by Mack prior to the Keystone transaction, that Mack used ComTec as an instrumentality for his own personal benefit and affairs, and that Mack acted to conceal material facts regarding Mack's ultra vires and unauthorized acts in the name of ComTec. ComTec further alleges that Mack took unauthorized and unearned bonuses in stock of ComTec and cash, that the execution of the employment addendum through which Mack is alleging amounts are now due him from ComTec was accompanied by circumstances of fraud and collusion, and that Mack made unauthorized use of ComTec's funds and property. ComTec's claims against Mack include: intentional misrepresentation/fraudulent inducement regarding the Keystone Transaction; fraudulent concealment/constructive fraud; breach of warranty; breach of fiduciary duty; conversion; fraudulent conveyance; civil theft pursuant to C.R.S. Section 18-4-401 and 18-4-405; and securities fraud pursuant to C.R.S.
Section 11-51-501. ComTec seeks monetary damages and constructive trust as well as Declaratory Judgment pursuant to C.R.C.P. 57. ComTec believes it has meritorious claims and will resolutely pursue its claims against Mack. A trial date of April 3, 2000, has been set for the matter.

     Except for the foregoing, no other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On August 26, 1998, pursuant to a call for a special shareholders meeting by shareholders owning more than 10% of the Company's common stock and presented to the shareholders by a notice and proxy mailed by the Company's independent transfer agent on August 11, 1998, a special election of the shareholders of the Company was held with the following proposed purposes: remove Donald G. Mack from the Board of Directors for cause; remove Daniel Melnick from the Board of Directors; elect James J. Krejci to the Board of Directors; and elect Gordon D. Dihle to the Board of Directors. The necessary quorum of shares were voted at the special meeting. On the date of the election there were 39,626,718 shares of $.001 par value common stock outstanding. As a result of the Special Meeting of Shareholders held August 26, 1998, Donald G. Mack and Daniel Melnick were removed as Directors of the Company. James J. Krejci and Gordon D. Dihle were elected to the Company's Board of Directors until the next annual meeting of the Shareholders. The results of the special shareholder meeting were previously reported in the Form 8-K filed September 3, 1998.

     No matters have been submitted to the shareholders since the August 26, 1998 meeting.


                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  MARKET INFORMATION.

     The principal market of the Company's common stock, its only trading class of equity securities, is the NASD Electronic Bulletin Board over-the-counter market. The Company's common stock currently trades under the symbol YRLS. The Company has approximately 600 shareholders of record. The Company's transfer agent is General Securities Transfer Agency, Inc., 3614 Calle Del Sole NE, Albuquerque, New Mexico 87110.

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

     The following table indicates the quarterly high and low bid market price ranges of the Company's common stock in the over-the-counter market on the Electronic Bulletin Board for the fiscal years ended June 30, 1997 and June 30, 1998, as reported by the NASDAQ section of the National Association of Securities Dealers, Inc., registered broker-dealers who have regularly been making a market in the Company's common stock and/or information derived from confirmations of sales and/or purchases by individuals. The information supplied represents quotations between dealers that does not include retail markups, markdowns or commissions, actual transactions and any adjustments for stock dividends.

     The following chart is made considering the effect of the one for five reverse stock split effective January 31, 1998, and rounded to nearest full penny for presentation purposes only.

                                                                BID       BID
                                                             HIGH ($)   LOW ($)
                                                             --------   -------
Fiscal 1998:
  First Quarter: July 1, 1997 through September 30, 1997       $0.52     $0.24
  Second Quarter: October 1, 1997 through December 31, 1997    $1.80     $0.22
  Third Quarter: January 1, 1998 through March 31, 1998        $0.85     $0.19
  Fourth Quarter: April 1, 1998 through June 30, 1998          $0.20     $0.09

Fiscal 1997:
  First Quarter: July 1, 1996 through September 30, 1996       $5.00     $0.94
  Second Quarter: October 1, 1996 through December 31, 1996    $5.00     $1.25
  Third Quarter: January 1, 1997 through March 31, 1997        $1.72     $0.45
  Fourth Quarter: April 1, 1997 through June 30, 1997          $1.05     $0.33




     On March 28, 1997, the Shareholders of the Company approved a proposal to give the Company's Board of Directors authority to institute a reverse stock split of from 3 for 1 to 100 for 1 at the discretion of the Board of Directors until December 31, 1997. On December 26, 1997, the Board of Directors of the Company acted pursuant to shareholder authority granted at the Annual Meeting of Shareholders held March 28, 1997, to declare a one for five reverse stock split of the Company's $.001 par value common stock effective 12:01 A.M. January 31st, 1998.

(b)  HOLDERS:

     As of June 15, 1999, the approximate number of holders of record of shares of the Company's common stock, $.001 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

              Title of Class                        Number of Record Holders
              --------------                        ------------------------
          Common Stock, $.001 par                              600



(c)  DIVIDENDS:

     The Company has paid no dividends during the fiscal years ended June 30, 1997 and June 30, 1997, or to the present date. Other than the requirements of the New Mexico Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

     The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

Unregistered Shares Issued
--------------------------

     The following shares of the Company's $.001 par value common stock were issued without registration to the named entities during the fiscal year ended June 30, 1998, which the Company believed to be exempt from registration requirement as a nonpublic offering.

  Date      Number of Shares      Issued To             Consideration
  ----      ----------------      ---------             -------------
03/23/98         88,369        Gordon Dihle         Compensation for Services
03/23/98         77,126        Dihle & Co., P.C.    Compensation for Services
03/23/98         60,000        James J. Krejci      Compensation for Services
03/23/98         55,147        D&D Corporation      Settlement of Claims



Unregistered Shares Issued Pursuant to Regulation S During the Year Ended
-------------------------------------------------------------------------
6/30/98
-------
     As last reported on Form 8-K's filed April 7, 1998, and September 3, 1998, 26,221,793 shares of the Company's $.001 par value common stock were issued to entities not residents of the United States of America pursuant to Regulation S. All of the total 26,221,793 shares of $.001 par value common stock were issued to entities organized outside of the United States of America and entities and persons who are not residents of the United States of America.


Unregistered Warrants Issued Pursuant to Regulation S During the Year Ended
----------------------------------------------------------------------------
6/30/98.
--------

     As last reported on Form 8-K's filed April 7, 1998, and September 3, 1998, 24,683,332 warrants to purchase the Company's $.001 par value common stock were issued to entities not residents of the United States of America pursuant to Regulation S. All of said warrants are exercisable at any time during a three year period following issuance of the warrants at an exercise price of $2.90 per share. All of the total 24,683,332 warrants were issued to entities organized outside of the United States of America and entities and persons who are not residents of the United States of America.

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

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1998, and June 30, 1997, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

     Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, termination of proposed transactions, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economics and the risks discussed under "ITEM 1, DESCRIPTION OF BUSINESS - Risk Factors" in this report.

(a)  PLAN OF OPERATION:

     Since May 10, 1995, the Company's strategic business plan has, aside from the terminated venture in the LED screens and the divested TTI prepaid phone card investment, been concentrated on wireless telecommunications. Currently, the Company's emphasis is on basic two-way communications services and activities. The Company has been and continues to be in the development stage. The Company has yet to commence its principal planned operations and from inception of the SMR business plan (March 15, 1994) has only generated auxiliary revenues to defray the cost of its planned operations, with only limited success in implementing actual operations. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt.

     During the fiscal year ended June 30, 1998, and through the present the Company continued as a developmental stage entity focused on developing its wireless SMR business plan. Prior to December 1997, activities had been concentrated on creating and developing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company's most significant accomplishment to date is the action of its current management in completing the closing on July 6, 1998, of the purchase of thirteen operating SMR systems located in seven southeastern U.S.A. MTA's.

     AWN, a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company. Authorized capital is 25,000,000 shares of no par value common stock and 5,000,000 shares of no par value preferred stock. AWN is focused on the SMR portion of the telecommunications industry.

Current Status and Operations
-----------------------------

     On December 5, 1997, AWN entered the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven

MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; and Tulsa, Oklahoma.

     The acquired systems are relatively new. The 105 operating channels had approximately 1400 subscribers, generating recurring monthly revenues of approximately $20,000 on the purchase date. These operating systems have a total of 13 sites, 105 constructed channels and cover seven of the 51 MTA's, including nine cities located in four southeastern United States, encompassing a total population of 17.4 million, of which the seven systems are presently capable of covering approximately 5.9 million population. Since December 1997, AWN has had possession and management of the wireless communications assets and associated business previously owned by Centennial Communications Corp. serving the above locations.

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

     Pricing for SMR service is based on a flat monthly fee for unlimited unit-to-unit communications. SMR operators must convince small business users that service benefits and cost savings merit conversion from cellular to SMR. SMR systems offer many features and services that cellular carriers do not. Essentially, an SMR is an individual or firm's internal mobile communication system. Existing cellular and SMR operators in the Company's proposed operating territories have been in operation for a number of years, and have significant customer bases. In addition to their entrenched market position, these operators have available significantly greater financial and other resources than those available to the Company. Larger SMR companies are currently converting to all digital formats, which require current subscribers to purchase more expensive digital radio equipment or find another analog system provider. The competition for new SMR subscribers within the Company's operating territories may also include Nextel Communications and/or other independent SMR regional operators. The Company also faces possible competition for channels that may be allocated by the FCC in the future as well as from operators of new wireless communications technologies such as personal communications ("PCS").

     On April 15, 1999, AWN executed an Asset Acquisition Agreement with S.E. 900, Inc. ("Buyer"), a Delaware corporation to be formed as a subsidiary of an unaffiliated company. The terms of the Asset Acquisition Agreement is anticipated to be enacted beginning in the fiscal year ended June 30, 2000. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to S.E. 900, Inc. of specifically identified 900 MHz licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The agreement also includes the lease of SMR related equipment owned by AWN to S.E. 900, Inc. The sale is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications

Commission related to the licenses and issue common shares of Buyer representing a seven and one half percent interest in S.E. 900, Inc. The 900 MHz licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses to be sold to S.E. 900, Inc. were purchased by American Wireless Network, Inc. on July 6, 1998. as a part of the acquisition of divisional segment assets from Centennial Communications Corp. As a part of the Asset Acquisition Agreement, the Company will assign its tower site licenses and lease to S.E. 900, Inc., certain SMR related transmission Equipment for a five (5) year term at the initial base rate of $33,750 per quarter for the first year of payments, $42,000 per quarter for the second year of payments, $52,000 per quarter for the third year of payments, and $57,250 per quarter for the fourth year of payments; provided, however, that such Equipment Lease payments shall begin one year from the Effective Date. The Lessee shall have the option to extend the Lease for 1 year terms (up to a total of a 3 year extension after the termination of the original 5 year term); provided, however, that the monthly rate will be the fair market value ("FMV") of Equipment on the date of any extension as agreed upon by the parties provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. Lessee shall have the option, within 30 days of the end of any term, to purchase the Equipment at the then FMV as determined by the parties provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. In the event of the bankruptcy of the Company, Lessee shall have the right to purchase the Equipment at its then FMV. Management believes this agreement will relieve the Company of the now existing negative cash flow burdens of debt service, operating deficits and extensive maintenance costs related to the SMR systems.

Year 2000 Compliance:
---------------------

     The year 2000 issue is the result of an antecedent method of writing computer programs which used only two digits rather than four digits to define the year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This problem could cause computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the year 2000 issue, management is of the opinion that the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the year 2000. The Company does not anticipate any material adverse impact on its business. However, the Company cannot fully and accurately estimate any uncertainty in timely resolving its Year 2000 challenges or in finalizing and implementing related Year 2000 resolutions. Additionally, any failure by third parties which have a material relationship with the Company to achieve full Year 2000 compliance may be a potential risk if such failure were to adversely affect the ability of such third parties to provide any products or services that are critical to the Company's operations. If these third parties fail to appropriately address Year 2000 challenges, there could be a material adverse affect on the Company's financial condition and results of operations. Such risks include, but are not limited to: (i) inability of subscribers to make or receive dispatch calls; (ii) inability of sites, switches and other interfaces to accurately record call records of subscriber phone calls; and (iii) inability of billing systems to accurately report and bill subscribers for phone usage. Other risks associated with the inability of the Company or material third parties to develop and deploy Year 2000 solutions in a timely and successful manner may involve or result in conditions that could preclude the Company from:
(a) obtaining equity or debt financing; (b) deploying an alternative technology that is Year 2000 compliant; (c) implementing commercial buildouts in new markets or introducing new services in existing markets; and (d) pursuing additional business opportunities.

Pending Acquisitions
--------------------

     Currently there are no letters of intent or other formalized agreements to acquire any entity or assets. The only acquisition that the Company has accomplished to date is the purchase completed July 6, 1998, whereby AWN purchased seven operating SMR systems for $3,035,700 from Centennial Communications Corp.

     As of June 30, 1996, the Company reported that it controlled management option agreements on 185 SMR licenses obtained through the Omni-Range acquisition, some of which were partially constructed. The Company defaulted on its payment obligation for the channels since the original compensation involved a subordinated mortgage on a building previously held by the Company, which building transferred to the original lien-holder in foreclosure proceedings cumulating in December 1997. The Company has forfeited any rights to the Omni-Range channels.

     On August 6, 1996, the Company acquired option agreements to manage and build 1,380 800 MHz SMR channels in 20 states from a group of 34 associated licensees ("the DCL options"). The August 6, 1996 agreement was recorded as a purchase of license rights by the Company at a purchase price of $1,597,000 in the Company's September 30, 1996 10QSB and subsequently increased with subsequent stock issuances. During the year ended June 30, 1998, the Company entered into litigation with the option grantor over the continuing validity of the option agreements. The entire DCL option transaction and associated litigation was terminated by legal settlement on June 22, 1998. The opportunity to purchase two DCL licenses for $925,000 cash as provided by the settlement agreement expired on July 1, 1998. In the same settlement, all of the stock previously issued to DCL Associates, Inc. by the Company in payment of such options, consisting of 1,361,786 common shares (including 662,786 common shares issued in exchange for 39,767 shares of Series C Preferred Stock) has been returned to the Company and cancelled. The net result of the entire transaction in retrospect is the loss of the actual cash paid to DCL Associates of approximately $150,000. The Company has no further interest or claim to the DCL options or assets associated therewith. (SEE "ITEM 3, LEGAL PROCEEDINGS.")

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The Company reported a net loss of $3,029,900 for the year ended June 30, 1998, and a net loss of $5,115,300 for the year ended June 30, 1997, and has reported net losses of $11,704,900 from inception (March 15, 1994) to June 30, 1998. As reported on the consolidated statements of cash flows, the Company incurred deficient cash flows from operating activities of $1,205,300 and $1,593,200 for the years ended June 30, 1998 and 1997, and has reported deficient cash flows from operating activities of $3,434,600 from inception (March 15, 1994) to June 30, 1998. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants ($1,168,900) and issuance of short and long-term debt ($5,579,600) which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past year had material adverse affects on the Company. The Company has a significant investment in license rights, the recoverability of which is dependent upon the success of future events.

     In December 1997, the Company acquired licenses to operate seven SMR systems located within five states for approximately $ 3,035,700. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program and fund equipment purchases before the seven operating systems will generate sufficient cash flow to meet current operating expenses and overhead. In order to acquire the SMR licenses, the Company borrowed $1,600,000 for the initial payments and working capital. During the year ended June 30, 1998, the Company borrowed an additional $700,000 for working capital and payments required at the final closing on the SMR systems. As part of its plan to resolve the lack of liquidity, the Company issued 16,000,000 common shares at $.10 per share to liquidate the $1,600,000 convertible debentures. Subsequent borrowings of $650,000 have occurred since the year end June 30, 1998, in order meet overhead and operating costs.

     Management has continued to develop a strategic business plan to raise private financing, develop a management team, maintain reporting compliance and seek new expansive areas in telecommunications. In order to reduce negative cash flow the Company entered into an agreement to sell its FCC licenses to satisfy debt requirements and, in a plan anticipated to generate cash flows, is expecting to lease its SMR equipment.

     In May 1998, the Company paid a $25,000 deposit to Sigma Finance Corporation in connection with a nonbinding financing proposal for up to a $200 million ten-year bond issue to be collateralized by all of the Company's assets. In September 1998, the Board of Directors approved the preliminary requirements of the proposed tentative financing arrangement and management was authorized to take all necessary action to pursue and finalize the transaction if the opportunity arises. The significant terms approved by the Board in anticipation of potential financing include an allowance for the lender of a minimum of two seats on the Company's Board of Directors, the power of veto over future capital expenditures and other significant matters, and issuance of unrestricted shares of common stock equal to 20% of the Company's equity, with a non-dilution agreement which would have the effect of maintaining the lenders 20% holding at no cost to the lender whatever additional issues of equity capital was proposed or made during the life of the bond. In addition to legal fees to effect the financing, the Company will be required to pay an origination fee of 10% of the loan proceeds should the financing materialize. Neither Sigma Finance Corporation nor any other entity is obligated to make an loan to the Company under any terms.

     Should the Company be successful in obtaining substantial additional debt financing, management plans to seek acquisitions of more mature telecommunication or computer related businesses or other cash generating enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan.

     From July 1, 1999, to the end of fiscal year ended June 30, 2000, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is $600,000. This amount is composed of $600,000 for working capital assuming that current operations continue in its present status. These amounts include offsets for anticipated amounts of cash generated from the current operations. There can be no assurances that the Company will be able to successfully obtain the additional financings or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

     The Company has limited capitalization and is dependent on the proceeds of private or exempt offerings to continue as a going concern and implementing a business plan. All during fiscal 1998 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire SMR or other productive assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources. The

Company is currently in discussions with one or more entities for private debt and equity financing package(s).

Results of Operations
---------------------

Fiscal Year Ended June 30, 1998
-------------------------------

     For the year ended June 30, 1998, the Company recorded a net loss before other income and expense of $1,031,000 and a net loss of $3,029,900 with a net loss per common share of $0.15. As of June 30, 1998, the Company incurred direct expenses of $1,031,000 associated with the administration and limited operations of the Company compared to $2,574,100 reported in the year ended June 30, 1997. From the period of July 1, 1997 to June 30, 1998 the Company's management incurred general and administrative expenses of $818,000 a decrease of $720,200 from similar expenses incurred during the year ended June 30, 1997. The major reason for the decrease in expense was a decrease in recorded officers compensation from $980,300 reported in the June 1997 year end to $128,900 reported in the year ended June 30, 1998. The Company had ancillary income of $73,400 from dividends, interest and other sources. No significant revenues were generated in the Company's SMR communications business. Write- downs of LED equipment of $1,374,300, interest expense of $457,000, loss from foreclosures and disposal of assets that totaled $179,600, and losses from telephone services discontinued in December 1997 of $61,000, constituted 68% of the total net loss of $3,029,900.

Fiscal Year Ended June 30, 1997
-------------------------------

     For the year ended June 30, 1997, the Company recorded a net loss of $5,115,300 and a net loss per common share of $0.58. As of June, 30 1997, the Company incurred direct expenses of $2,574,100 associated with the administration and limited operations of the Company. From the period of July 1, 1996 to June 30, 1997, the Company's management incurred general and administrative expenses of $2,574,100. The major expenses incurred were officers compensation of $980,300, consulting fees of $167,000 and interest expense of $96,600. The Company had ancillary income of $51,800 from rents, interest and other sources. No revenues were generated in the Company's SMR communications business. Losses associated with discontinued operations in prepaid phone card sales (TTI Communications, Inc.) totaled $514,800. Write-offs of investment in International Media Group, Ltd., of $124,500, Network Teleport, Inc. of $293,400 and the DCL Associates SMR license options of $150,000 constituted the bulk of the loss from foreclosures and disposal of assets which totaled $621,600. Write down of "prepaid media credits" to zero totaled $1,300,000 of additional recorded loss for the year ended June 30, 1997. As of June 30, 1997, the Company reported $514,800 of losses in TTI Communications, Inc. The Company disposed of its interest in TTI Communications, Inc. in December 1997.

Impact of Recently Issued Accounting Standards
----------------------------------------------

     The Company has adopted the Statement of Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," issued in June 1997. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which specifies the method of computation, presentation and disclosure for Earnings Per Share. SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period. There is no change in loss per share because diluted EPS is anti-dilutive.

     In 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs must be expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system. Adoption of this statement did not have an impact on the Company's consolidated financial statements.

     In April 1998, the AICPA finalized SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities, be expensed as incurred. This SOP, which is effective in the first quarter of 1999, is not expected to have a material impact on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective beginning in the year 2000. The adoption of this statement will not have an impact on the Company's consolidated financial statements.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 1998, all the Company's long term debt bears fixed interest rates; however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Item 310 of Regulation S-B, for the years ending June 30, 1997 and June 30, 1998, have been audited by Hixson, Marin, Powell & DeSanctis, P.A. and are annexed as a separate section to this Report, designated pages F-1 through F-37.

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

     On July 14, 1997, the Company accepted the resignation of Ehrhardt, Keefe, Steiner and Hottman, PC, as the Company's independent Certified Public Accountants for the fiscal year ended June 30, 1997. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated July 18, 1997. During the year ended June 30, 1996, and the subsequent interim periods, there was no disagreement with Ehrhardt, Keefe, Steiner and Hottman, PC, on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of those accountants, would have caused it to make reference to the subject matter in connection with its report.

     On July 14, 1997, the Company retained Hixson, Marin, Powell & DeSanctis, P.A. of Miami, Florida, as its independent Certified Public Accountants. During the Company's two most recent fiscal years, and the interim periods since completion of its last fiscal year, the Company had not consulted Hixson, Marin, Powell & DeSanctis, P.A. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated July 18, 1997.

     On January 27, 1998, the Company retained Grabau and Company, P.C. of Denver, Colorado to audit segmented financial statements of Centennial Communications Corp. and SMR Direct, Inc. Said audit was in conjunction with the purchase of certain assets of SMR Direct, Inc. reported on Form 8-K filed December 30, 1997, and Form 8-K/A filed February 16, 1999. During the Company's two most recent fiscal years, and the interim periods since completion of its last fiscal year, the Company had not consulted Grabau and Company, P.C. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS:

     The following table sets forth: (1) names and ages of all persons who presently are directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

     Director Name/Title              From                       To
     -------------------              ----                       --
James J. Krejci, 57
Director, President & CEO          August 1998           Next Annual Meeting
Gordon D. Dihle, 44                October 1997          May 8, 1998
Director, Secretary & Treasurer    August 1998           Next Annual Meeting

     Director Name/Title              From                       To
     -------------------              ----                       --
Marc Maassen, 48
Outside Director                   October 1998          Next Annual Meeting


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

     During the year ended June 30, 1998, Mr. Krejci was a member of the board of directors of Jones Intercable, Inc., a 1934 SEC Act Reporting Company, which has no relationship or affiliation with the Company.

Business Experience
-------------------

     The following is a brief account of the experience, during the past five years, of each director and executive officers of the Company:

     James J. Krejci: Chief Operations Officer of the Company and President and CEO of AWN (February, 1998); Chairman of the Board of Directors, CEO and President of the Company (September, 1998).

     For the five years preceding Mr. Krejci's appointment as a Director of the Company, Mr. Krejci was employed as follows:

          September 1998 through present: CEO and President of ComTec International, Inc. and AWN. February 1998 through August 1998: COO of ComTec International, Inc. and Chairman of the Board of Directors, CEO and
      President of AWN.
          July 1996 through February 1998: CEO and President of Imagelink Technologies, Inc., a firm involved in the development and distribution of video conference equipment.
          May 1994 through February 1996: President - International Division of International Gaming Technology, Inc., a firm involved in the development and distribution of gaming equipment.
          May 1985 through May 1994 : President and/or officer of various subsidiaries of Jones International, Inc., including Jones Intercable, Inc.. a 1934 Act Reporting Company, of which Mr. Krejci has remained and is currently a director. These firms are involved in development and distribution of cable television systems as well as activities ancillary and related to the cable television business.

     Mr. Krejci earned a B.S. in chemical engineering from the University of Wisconsin in 1964 and a MBA from the University of Wisconsin in 1970.

     Gordon D. Dihle: Secretary/Treasurer and Director of ComTec International, Inc. and AWN (October 1997 to May 1998) and Chief Financial Officer, Treasurer, Secretary and Director of ComTec International, Inc. (September 1998).

     For the five years preceding Mr. Dihle's appointment as a Director of the Company, Mr. Dihle was employed as follows:

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

     Marc Maassen:  Outside  Director of ComTec  International,  Inc.  (October,
1998).

     For the five years preceding Mr. Maassen's appointment as a Director of the Company, Mr. Maassen was employed as follows:

           January 1999 through present: Self employed communications and computer industry consultant.
            1991 through January 1998: Executive Vice President ICG Communications, Inc. and executive positions with subsidiaries of ICG Communications, Inc. (including Zycom Corporation and Fiber Optic Technologies, Inc.) operating as a local exchange carrier providing local, long distance, internet and data services.

     Mr. Maassen achieved a B.A. in Business Administration in 1974 at Colorado State University, Fort Collins, Colorado.

(b)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES AND CONSULTANTS:

     None

(c)  FAMILY RELATIONSHIPS:

     No family relationships exist between any director or executive officers of the Company.

(d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

     No event listed in  subparagraphs  (1) through (4) of  subparagraph  (d) of
Item 401 of Regulation S-B has occurred with respect to any present executive officer or director of the Company during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

     To the date of this filing and to the best of knowledge of the Company, Form 3 has been filed by its current officers but no supplemental Form 4 and/or Form 5 has been filed with the Securities Exchange Commission (SEC) by any of its officers or directors. As of the date of this report, the SEC has not taken any additional action with regard to any failure to file reports

     To the knowledge of the Company none of the following persons who have or had Section 16 filing requirements during the fiscal year ended June 30, 1998, complied with Section 16: Clifford S. Perlman and Donald G. Mack.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  GENERAL:

     (1) through (7) All Compensation Covered. During the fiscal year ended June 30, 1998, the Company employed the following senior management personnel who served pursuant to employment agreements further described in Section (g) below.

(b)  SUMMARY COMPENSATION TABLE:

                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------

                                 ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                 -------------------               ----------------------
Name and Position         Year   Salary     Bonus    Other    SAR   Options     LTIP   Other
-----------------         ----   ------     -----    -----    ---   -------     ----   -----

Clifford S. Perlman       1998  $ 15,000    None     None    None    None     281,949  None
Chairman of the Board     1997  $ 80,000  $130,200   None    None    None       None   None
of Directors

Donald G. Mack *          1998  $110,000    None     None    None    None       None   None
President and Chief       1997  $171,500  $ 83,294   None    None    None       None   None
Executive Officer
============================================================================================

* Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS - LITIGATION WITH FORMER
OFFICER AND DIRECTOR.")

(c)  OPTION/SAR GRANT TABLE:

     During the fiscal years ended June 30, 1997 and 1998, no grants of stock options or freestanding SAR's were made by the Company.

1995 Stock Incentive Plan
-------------------------

     The special meeting of Shareholders of August 8, 1995, increased the 1995 Incentive Stock Option Plan available options from 100,000 to 600,000 (as adjusted for the January 31, 1998 reverse stock split) common shares and also approved the extension of the termination date of the Incentive Stock Option Plan from September 16, 1996, to September 16, 1998. The Incentive Stock Option Plan (the "Plan") was originally approved by the Board of Directors and Shareholders on December 21, 1993. The Plan provides for the grant to the Company's employees, officers and/or directors of stock options that qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. The Plan provides for the grant of stock options to purchase up to an aggregate of 3,000,000 shares of common stock. Options may be granted for terms of up to three years. Options are to be granted at exercise prices at least equal to the fair market value of the Company's common stock at the date of grant (110% of the fair market value in the case of options granted to greater than 10% shareholders). Options are subject to early forfeiture upon termination of employment or other relationship with the Company. There were no options granted during the fiscal year ended June 30, 1998. The plan terminated by its terms on September 16, 1998, with no options issued or outstanding.

The 1997 Stock Option Plan
--------------------------

     On March 28, 1997, the shareholders of the Company adopted the 1997 Stock Option Plan (the "Plan") reserving an aggregate of 900,000 shares of the Company's Common Stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the Company and consultants to the Company. The Plan also provides for annual adjustment in the number of Available Shares, commencing June 30, 1997, to a number equal to 10% of the number of shares outstanding on June 30 of the preceding year or 980,000 shares, whichever is greater. The Plan was adopted by the Board of Directors on February 12, 1997. The Plan is designed to (i) induce qualified persons to become employees, officers, or directors of the Company; (ii) reward such persons for past services to the Company; (iii) encourage such persons to remain in the employ of the Company or associated with the Company; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of the business of the Company.

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

     Each option granted under the Plan will be evidenced by a written option agreement between the Company and the optionee. The option price of any Incentive Stock Option may be not less than 100% of the Fair Market Value per share on the date of grant of the option; provided, however, that any Incentive Stock Option granted under the Plan to a person owning more than ten percent of the total combined voting power of the Common Stock will have an option price of not less than 110% of the Fair Market Value per share on the date of grant of the Incentive Stock Option. Each Non-Qualified Stock Option granted under the Plan will be at a price no less than 85% of the Fair Market Value per share on the date of grant. "Fair Market Value" per share as of a particular date is defined in the Plan as the last sale price of the Company's Common Stock as reported on a national securities exchange or on the NASDAQ System or, if none, the average of the closing bid and asked prices of the Company's Common

Stock as reported by NASDAQ or, if such quotations are unavailable, the value determined by the Committee in its discretion in good faith.

     The exercise period of options granted under the Plan may not exceed ten years from the date of grant thereof. Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of the Common Stock of the Company will be for no more than five years.

     No options were issued from the 1997 Stock Option Plan during the year ended June 30, 1998. As a disinterested director, Marc Maassen became entitled to receive automatic option grants to purchase 14,000 shares of the Company's Common Stock upon his initial appointment as a director on September 30, 1998.

(d)  AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES
TABLE:

     No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended June 30, 1998, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, (1) an aggregate of 600,000 shares of the Company's common stock, $.001 par value per share, were reserved for issuance pursuant to the Company's incentive stock option plan, as adopted by the Company's Board of Directors in June, 1995, and ratified and approved by the Company's stockholders on August 10, 1995, and (2) an aggregate of 980,000 shares of the Company's common stock, $.001 par value per share, are reserved for issuance pursuant to the Company's 1997 stock option plan as adopted by the Company's Board of Directors on February 12, 1997, and approved by the shareholders on March 28, 1997.

(e)  LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE:

     Mr. Perlman has an outstanding claim for 515,386 shares of common stock representing five percent (5%) of the Company's issued and outstanding shares as of June 20, 1997. These shares have not been issued as of the current date.

(f)  COMPENSATION OF DIRECTORS:

     (1) and (2). During the fiscal year ended June 30, 1998, no director of the Company received any compensation in his capacity as director, other than reimbursement of travel expenses.

Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     On February 16, 1998, the Company entered into a letter agreement, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in monthly increments to equal to a total of 5% of the Company's outstanding common shares over a three year period. Options to obtain an additional 5% of the Company's outstanding common shares are conditioned upon the Company reaching certain financial and administrative goals within established timelines. The strike price of all of the potential options, as modified (reprised) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2, 1998, (closing bid price $.07) Mr. Krejci's actual appointment date as President and CEO of the Company.

     Effective January 1, 1999, the Company entered into a letter agreement, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock options vesting in increments to equal to a total of 2.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2, 1998, (closing bid price $.07) Mr. Dihle's date of appointment as Chief Financial Officer of the Company.

     Mr. Perlman had a two year contract with the Company ending July 1, 1997. Mr. Perlman terminated association with the Company on October 8, 1997. Compensation issues with Mr. Perlman were settled on October 8, 1997, with an agreement which called for the issuance to Mr. Perlman of approximately 520,700 common shares valued at $0.25 per share ($130,200). The shares have not been issued to Mr. Perlman and the amount has been accrued and charged to year end June 30, 1997 operations.

     Mr. Mack was acting as President and CEO of the Company under a three year contract ending in May, 1998. Mr. Mack resigned as President and CEO of the Company and as an officer and director of each of the Company's subsidiaries on June 23, 1998. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract and an addendum thereto. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR.")

Report on Repricing of Options/SAR's.
-------------------------------------

     No stock options or freestanding SAR's were issued or outstanding. Accordingly, and during the fiscal year ended June 30, 1998, no stock options or freestanding SAR's were repriced.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

     At June 30, 1998, the Company had outstanding Class A $.001 par value Common Stock, the only class of voting securities outstanding. Each common share entitles the holder to one vote in any matter submitted to shareholders for approval. The common shares vote as a single class.

     The following information is furnished as of June 15, 1999, as to the number of shares of the Company's common stock, $.001 par value per share, owned beneficially, or is known by the Company to be owned beneficially, of more than 5% of any class of such security by any person who is not also an Officer or Director of the Company:

Name and Address                         Amount and Nature          Percentage
of Beneficial Owner                   of Beneficial Ownership     of Total Class
-------------------                   -----------------------     --------------

Lewis D. Rowe                               4,317,924(1)               9.3%
P.O. Box 1561GT
Zephyr House, Mary Street
Grand Cayman, British West Indies

----------------------

(1) Includes 2,158,962 warrants to purchase $.001 par value common stock at prices from $4.50 per share to $2.90 per share expiring not later than March 2001. The shares and warrants were issued in payment of fees to Mr. Rowe between June 30, 1997, and March 23, 1998, with respect to certain funding received by the Company from various entities not residents of the U.S.A., as reported on the Company's Form 8-K filed April 7, 1998.

(b)  SECURITY OWNERSHIP OF MANAGEMENT:

     The following information is furnished as of September 10, 1998, as to the number of shares of the Company's common stock, $.001 par value per share, owned by each executive officer and director of the Company and by all executive officers and directors as a group:

Name and Address                    Amount and Nature          Percentage
of Security Owner                 of Security Ownership      of Total Class
-----------------                 ---------------------      --------------

Gordon D. Dihle                         303,676(1)                 7%
4881 South Amaro Drive
Evergreen, Colorado 80439

James Krejci                            274,286(2)                 6%
1133 Race Street
Denver, Colorado  80206

Marc Maassen                             36,000                     *
240 Hopi Place
Boulder, Colorado  80303

Total officers and directors,            613,962             1.3% as a group
(2 persons)

-----------------

(1) Includes 14,070 shares owned by a professional corporation owned by Mr. Dihle, 75,000 shares in Mr. Dihle's IRA accounts and 10,000 shares in an IRA account owned by Mr. Dihle's spouse. Does not include stock options potentially equal to up to 7.5% of the Company's common shares which Mr. Dihle has the potential to earn over a three year period ending January 1, 2002.

(2) Does not include stock options potentially equal to up to 10% of the Company's common shares which Mr. Krejci has the potential to earn over a three year period ending February 15, 2001.

(c)  CHANGES IN CONTROL:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective May 10, 1995, the Company entered into a two year Employment Contract with Clifford Perlman to manage and direct the affairs of the Company and act in the capacity of Chairman of the Board at an annual base salary of $60,000. In addition, the Company agreed to compensate Perlman by: (1) paying him 50% cash and 50% stock on the balance of his $80,000 accrued salary from a prior agreement once the Company has closed on adequate financing; and (2) a stock bonus paid annually equal to 5% of the issued and outstanding shares on June 20 of each year throughout the term of his agreement. On February 12, 1996, Perlman settled the Company's $130,000 cash obligation to him for the ten months ended February 28, 1996, for 260,000 shares of the Company's common stock.

     By terms of a written three year employment agreement between the Company and Donald G. Mack dated as of May 10, 1995, Mr. Mack agreed to accrue monthly compensation of $10,0000, with the option to convert the same to shares of the Company's common stock at a 20% discount from the bid price of the Company's common stock in the over the counter market on the date of conversion. As additional compensation, the Company agreed to pay Mr. Mack: (i) a bonus equal to 5% of the quarterly net increase in the Company's net assets payable annually; (ii) 10% of the Company's net before tax profit payable annually; and
(iii) performance stock options, effective for four years, based upon the Company reaching certain financial criteria. In the latter regard, and when the Company reached $1,000,000, $5,000,000 and $15,000,000 in gross revenues, the Company becomes obligated to issue Mr. Mack 200,000 shares at $.50, 400,000 shares at $1.0 and 600,000 shares at $1.50, respectively. The agreement also obligated the Company to purchase a $1,500,000 term life policy on Mr. Mack payable to his named beneficiaries. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS LITIGATION WITH FORMER OFFICER AND DIRECTOR.")

Certain Transactions

     In April, 1997, Donald G. Mack, while an officer/director/shareholder of the Company, collateralized the purchase of an automobile in a limited liability company which is affiliated with Donald G. Mack. A certificate of deposit of the Company in the amount of $78,600 was held by a financial institution as collateral to the automobile purchased by the related party. The collateral was reduced by approximately $10,000 during the subsequent period. The certificate of deposit is restricted and is included in cash and equivalents. The Company subsequently obtained release of the collateralized certificate of deposit from the financial institution in December 1998.

     On February 12, 1996, Mr. Perlman converted all of the Company's cash obligations to him through February 28, 1996, into shares of common stock valued at $.50 per share or 80% of the $.63 bid price on that date. Mr. Perlman received 260,000 shares in settlement of the Company's $130,000 obligation to him, computed as follows: ten months salary at $5,000 per month, $40,000 in prior unpaid obligation and $40,000 worth of stock previously unpaid. This transaction was approved by the Company's then Board of Directors on February 12, 1996.

     On June 20, 1996, Mr. Perlman earned 333,334 of the Company's Common Stock pursuant to the terms and conditions of his Employment Agreement dated May 10, 1995. This transaction was valued at $.81 per share or 80% of the $1.05 bid price on that date.

     On June 17, 1994, the Company purchased from Mr. Mack, the Company's President and CEO, a car lot located in Parker, Colorado. The purchase price paid was $392,214. In connection with this transaction, the Company assumed a first mortgage of $352,000, issued 172,720 preferred shares of stated $1.00 value per share of Key Car Finance (a subsidiary of the Company) to the President of the Company and issued a note payable to the President of the Company in the amount of $148,000. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS LITIGATION WITH FORMER OFFICER AND DIRECTOR.")

     Donald G. Mack, the Company's President and Chief Executive Officer, was a principal stockholder of Keystone Holding Corp., whose assets were purchased by the Company on May 10, 1995. As a result of this transaction, Mr. Mack received
 .08% of the Company's common stock as of June 30, 1995, and executed two related party notes payable to him in the amount of: (1) $81,202 in connection with the purchase of the commercial property in Parker, Colorado, and (2) $10,000 in connection with amounts owed him from Key Communications, Inc., a now dissolved subsidiary of the Company. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS LITIGATION WITH FORMER OFFICER AND DIRECTOR.")

     On February 12, 1996, Mr. Mack converted part of the Company's cash obligations to him through February 28, 1996, into shares of common stock valued at $.50 per share or 80% of the $.63 bid price on that date. Mr. Mack received 440,000 shares in settlement of the Company's $220,000 obligation to him, computed as follows: $120,600 in salary earned from the Company, a $30,000 management fee from the Company and a partial reduction of the notes payable due him in the amount of $69,300. This transaction was approved by the Company's then Board of Directors on February 12, 1996. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR.")

     On July 16, 1996, Mr. Mack converted all of the Company's cash obligations to him as of June 30, 1996, into shares of common stock valued at $.50 per share or 80% of the $.63 bid price on that date. Mr. Mack received 277,406 shares in settlement of the Company's $138,703 obligation to him, computed as follows:
$104,000 in salary earned from the Company and final reduction on any remaining notes payable due him in the amount of $34,703. This transaction was approved by the Company's then Board of Directors on July 16, 1996. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed counterclaims against Mr. Mack. (See "ITEM 3, LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR.")

     Except for the foregoing and during the fiscal year ended June 30, 1998, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Company, or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the Company's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents or subsidiaries was or is a party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     The following documents are filed herewith or incorporated herein by reference as Exhibits:

     2.0 Acquisition of assets of Keystone Holding Corp. dated May 10,1995(1)

     2.1 Definitive Acquisition Agreement By and Between Key Communications Group, Inc. and Omni-Range Communications dated August 5, 1995.(1)

     2.2 Agreement between the Company and Video Licensing Group, Inc. dated January 24, 1996.(1)

     2.3 Acquisition Agreement between the Company and DCL Associates dated April 29, 1996.(1)

     2.4  Letter  of Intent  between  the  Company  and  Telecosm  dated May 31,
          1996.(1)

     2.5 Conversion of $1,500,000 debt to common stock issued to non U.S.A. residents (incorporated by reference to Form 8-K's dated July 14, 1997, and April 7, 1998).

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement No. 82-88530 dated December 20, 1983; Amendment incorporated by Reference to Form 8-K dated May 12, 1997).

     3.2 By-laws. White Acquisition Group Incorporated ByLaws (original bylaws incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 82- 88530 dated December 20, 1983).

     3.3  Increase  in  Authorized   Shares;   Shareholders   Authorization  for
          Recapitalization and Convertible Debt Funding (incorporated by Reference to Form 8-K dated May 12, 1997 and Form 8-K dated December 29, 1997).

     4.0 Certificate of Designation of Series A Preferred Shares.(1)

     4.1 Certificate of Designation of Series B Preferred Shares.(1)

     4.2 Certificate of Designation of Series C Preferred Shares.(1)

     10.01 Form of  Employment  Agreement  between the Company and its officers.
         (1)

     10.02 Commercial contract to buy and sell real estate between Keystone Holding Corp. and Local Service Corporation dated May 5, 1995 (Exhibit header eads "International Network")(1)

     10.03 Warranty Deed dated May 30, 1995, from Local Service Corporation to Nattem USA, Inc.(1)

     10.04 Deed of Trust, security agreement and financing statement executed by David L. Terry and Celia M. Terry dated September 9, 1986.(1)

     10.05 Promissory Note and Deed of Trust dated May 30, 1995, executed by Key Car Finance Company in favor of Local Service Corporation.(1)

     10.06 Agreement of Sale By and Between Nattem USA, Inc. and John Sandy Productions, Inc. dated July 26, 1995, together with Exhibits.(1)

     10.07 Option Agreement By and Between Key Communications Group, Inc. and Mobile-One Communications, Inc. dated July 31, 1995.(1)

     10.08 Agreement among the Company, Proxhill Marketing Limited and Adex Corp. dated December 15, 1995.(1)

     10.09 Letter Agreement between the Company and James Krejci dated February 12, 1998 (incorporated by reference to exhibit filed with the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

     10.10 Minutes of Board of Directors Meeting dated January 15, 1999.

     10.11 Letter Agreement between the Company and Gordon Dihle dated January 4, 1999.

     10.12 Acquisition of operating assets from Centennial Communications Corp. (incorporated by reference to Form 8-K's dated December 29, 1997, and September 3, 1998, and exhibits filed with Form 8-K/A dated February 6, 1999).

     10.13  Purchase  Agreement  -  LED  Screen  Disposition   (incorporated  by
           reference to exhibits filed with Form 8-K dated January 14, 1999).

     10.14 Asset Acquisition Agreement - License Disposition (incorporated by reference to exhibits filed with Form 8-K dated April 29, 1999).

     10.15 Issuance of shares to persons and entities not residents of the U.S.A. pursuant to Regulation S (incorporated by reference to Forms 8-K dated April 7, 1998, and September 3, 1998).

     16.01 Letters on change in certifying accountant (incorporated by reference to the Company's Form 8-K's dated August 22, 1996, September 12, 1996 and July 18, 1997).

     16.2 Change in Certifying Accountants (incorporated by reference to Form 8-K dated July 18, 1997).

     21 Subsidiaries of the registrant.

     21.1 American Wireless Network, Inc., a Colorado Corporation.

     21.2 AmNet Resources, Inc., a Colorado Corporation.

     21.3 International Media Group, Ltd., a Colorado Corporation.

     21.4 Custom Concepts, Inc., a Colorado Corporation.

     21.5 Reference to Former Subsidiaries (incorporated by Reference to Exhibits Filed with the Company's Form 10-KSB for Fiscal Year Ended June 30, 1995).

     27 Financial Data Schedule
--------------------------

(1) Incorporated by reference to exhibits filed with the Company's Form 10-KSB for fiscal year ended June 30, 1995.

(b) The Company filed one report on Form 8-K during the quarter ended June 30, 1998, and seven reports on Form 8-K from June 30, 1998, to the date of this report.

                                   SIGNATURES

          Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMTEC INTERNATIONAL, INC.

Date:   6/29/99                            By   s/James J. Krejci
                   Chief Executive Officer,   __________________________________
                                             James J. Krejci,  President and CEO

                                          By:  s/Gordon D. Dihle
                  Chief Financial Officer,   ___________________________________
                                        Gordon D. Dihle, Secretary and Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                   Title                   Date

s/Gordon D. Dihle
-----------------------------------
Gordon D. Dihle                             Director                6/29/99

s/James J. Krejci
-----------------------------------
James J. Krejci                             Director                6/29/99

s/Marc Maassen
-----------------------------------
Marc Maassen                                Director                6/29/99

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          INDEPENDENT AUDITORS' REPORT

                                       AND

                        CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED JUNE 30, 1998 AND 1997 AND CUMULATIVE AMOUNTS
             FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1998

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
            YEARS ENDED JUNE 30, 1998 AND 1997 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1998





                                    CONTENTS


                                                                           PAGE


Independent auditors' report                                              1 - 2

Consolidated financial statements:

    Balance sheets                                                            3

    Statements of operations                                                  4

    Statements of shareholders' equity (deficiency)                           5

    Statements of cash flows                                              6 - 7

    Summary of significant accounting policies                           8 - 11

    Notes to consolidated financial statements                           12 -33

     HIXSON, MARIN, POWELL & De SANCTIS, P.A. CERTIFIED PUBLIC ACCOUNTANTS David L. Hixon, C.P.A. - Raymond F. Marin, C.P.A. - Donald F. Powell, C.P.A.
                          Peter V. De Sanctis, C.P.A.

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





                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Comtec International, Inc. and Subsidiaries
Englewood, CO

We have audited the accompanying consolidated balance sheets of Comtec International, Inc. and Subsidiaries (a company in the development stage) as of June 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended and the amounts for the years ended June 30, 1998 and 1997 included in the cumulative period from inception (March 15, 1994) to June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtec International, Inc. and Subsidiaries at June 30, 1998 and 1997 and the results of their operations and their cash flows for the years then ended and the amounts for the years ended June 30, 1998 and 1997 included in the cumulative period from inception (March 15, 1994) to June 30, 1998 in conformity with generally accepted accounting principles.

Board of Directors and Shareholders
Comtec International, Inc. and Subsidiaries
Page Two



The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of notes to consolidated financial statements, the Company experienced net losses for the years ended June 30, 1998 and 1997 of $ 3,029,900 and $ 5,115,300 and has
experienced net losses form inception (March 15, 1994) to June 30, 1998 of $ 11,704,900. In addition, the Company's principal sources of cash flows have been through the sales of its common shares ($ 1,138,900) and from borrowings under financing activities ($ 5,579,600). The borrowings under financing activities may cause severe liquidity problems. No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 2 of notes to consolidated financial statements. To date the Company has been dependent on its major shareholder group for debt and equity financing. There is no assurance that this shareholder group will continue as a source of new funds. The Company's ability to achieve the elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. As discussed in Notes 13 and 14 of notes to consolidated financial statements, the Company is a defendant in various matters relating to stock transactions and an employment agreement. Because of the present stage of litigation, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provisions for losses and liabilities that may result therefrom have been made in the accompanying consolidated financial statements. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


        s/Hisxon, Marin, Powell & De Sanctis, P.A.



North Miami Beach,  Florida
December 30, 1998 (except as to Note 14
the date to which is March 24, 1999)


                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
              CONSOLIDATED BALANCE SHEET - JUNE 30, 1998 AND 1997


                                     ASSETS

                                                   1998             1997
                                              ------------    -------------
Current assets
   Cash and equivalents includes restricted

     funds (1998, $568,500; 1997, $78,600 )   $    667,800    $     630,000
   Accounts receivable, less allowance for
     doubtful accounts (1998, $28,900;
     1997 $250,000)                                 13,500          127,100
   Investment in marketable securties                    -          248,400
   LED equipment, held for  resale               1,324,300                -
   Other current assets                             45,000                -
                                               -----------    -------------

     Total current assets                        2,050,600        1,005,500

Property and equipment                           1,478,600          275,500

License rights                                   1,390,700                -

Other assets                                         5,700           40,000
                                              ------------    -------------

                                              $  4,925,600    $   1,321,000
                                              ============    =============

        Read the accompanying summary of significant accounting policies and notes to consoldiated financial statements, both of which are an integral part of this consolidated financial statement.



                 COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
              CONSOLIDATED BALANCE SHEET - JUNE 30, 1998 AND 1997
                                  (continued)

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                               1998             1997
                                                          -------------     ------------
Current liabilities
     Current portion of long-term debt                    $      13,400     $          -
     Accounts payable                                           254,400          504,000
     Accrued liabilities                                        399,700          482,700
     Notes payable                                            1,184,200          110,000
     Convertible debenture                                            -        1,000,000
                                                          -------------     ------------

         Total current liabilities                            1,851,700        2,096,700
                                                          -------------     ------------

 Long-term debt, less current portion                         1,432,900                -
                                                          -------------     ------------



 Shareholders' equity (defieciency):
     Series A convertible preferred stock, $1 stated
       par and liquidation value; 1,000,000 shares
       authorized; no shares issued and outstanding                   -                -
     Series B convertible preferred stock, $5 stated
       par and liquidation value; 1,500,000 shares
       authorized; no shares issued and outstanding                   -                -
     Series C convertible preferred stock, $10 stated
     par and liquidation value; 1,000,000 shares
     authorized; no shares issued and outstanding                     -                -
     Common stock, $.001 par value; authorized
       100,000,000 shares; issued and outstanding
       39,697,196 shares in 1998 and 13,194,751 in 1997          39,700           13,200
     Capital in excess of par                                13,326,600        7,910,100
     Accumulated other comprehensive loss                             -           (3,600)
     Deficit accumulated during the development stage       (11,725,300)      (8,695,400)
                                                         --------------     ------------

                                                              1,641,000         (775,700)
                                                         --------------     ------------

                                                         --------------     ------------
                                                         $    4,925,600     $  1,321,000
                                                         ==============     =============


       Read the accompanying summary of significant accounting policies and notes to consoldiated financial statements, both of which are an integral part of this consolidated financial statement.


                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 1998 AND 1997 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1998



                                                                            Years Ended                  Cumulative
                                                                             June 30,                   Amounts from
                                                                     1998                1997         Inception to date
                                                               ----------------    ---------------    -----------------
Operating Expenses:
    Selling, general and administrative                        $        818,000    $     1,538,200    $      3,223,800
    Compensation in form of common stock                                213,000          1,035,900           3,655,000
    Management fees, related party                                            -                  -              65,000
                                                               ----------------    ---------------    ----------------

                                                                      1,031,000          2,574,100           6,943,800
                                                               ----------------    ---------------    ----------------


Loss before other income (expenses)                                   1,031,000          2,574,100           6,943,800
                                                               ----------------    ---------------    ----------------

Other income (expenses):
    Interest and dividends                                               27,700              6,300              34,000
    Other                                                                45,700             45,500             178,300
    Interest expense (including interest paid in the form
     common stock, 1998, $353,800; 1997, $106,600)                     (457,400)          (156,600)           (872,000)
    Telephone services, less revenues                                   (61,000)          (514,800)           (575,800)
    Loss on investments, foreclosures and disposal of assets           (179,600)          (621,600)           (851,300)
    Write-down of LED equipment and intangibles                      (1,374,300)        (1,300,000)         (2,674,300)
                                                               ----------------    ---------------    ----------------

                                                                     (1,998,900)        (2,541,200)         (4,761,100)
                                                               ----------------    ---------------    ----------------

Net loss                                                       $     (3,029,900)   $    (5,115,300)   $    (11,704,900)
                                                               ================    ===============    =================

Basic Weighted average common shares outstanding                     20,251,100          8,857,079           8,866,064
                                                               ================    ===============    ================

Basic Loss per common share                                    $          (0.15)   $         (0.58)   $          (1.32)
                                                               ================    ===============    ================


    Read the accompanying summary of significant accounting policies and notes to consoldiated financial statements, both of which are an integral part of this consolidated financial statement.


                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                      YEARS ENDED JUNE 30, 1998 AND 1997,
           AND FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1998





                                                       Preferred Stock - Series A             Common Stock
                                            Total         Shares         Amount           Shares       Amount
                                         -----------    -----------    -----------      ----------    --------
Balance, beginning:                      $        --             --    $        --              --    $     --
  Add (deduct):
    Proceeds from sale of common stock       629,700                                       535,737         500

    Issuance of stock for:
    Liquidation of debt                      130,000                                       246,019         300

    Consulting services                    1,124,400                                       923,164         900

    Acquistions                              922,200        420,000        420,000       3,315,969       3,300

    Officers' compensation                 1,218,200                                     1,600,300       1,600

    Exercised warrants                        30,000                                         6,000          --

    Intangibles                                   --                                     1,040,000       1,100

    Reverse acquisition                     (230,900)                                      592,662         600

    Contribution of accrued
      officers' compensation                 241,100

    Net loss:
      From inception (March 15, 1994)
        to June 30, 1995                  (1,148,300)            --             --              --          --
      Year ended June 30, 1996            (2,411,400)
                                         -----------    -----------    -----------     -----------    --------

Balance, June 30, 1996                       505,000        420,000        420,000       8,259,851       8,300

Year ended June 30, 1997:
  Add (deduct):
    Proceeds from sale of common stock       509,200                                       743,962         700

    Issuance of stock for:
      Liquidation of debt                  1,500,000                                     3,125,000       3,100

      License rights                       1,444,500                                     1,361,786       1,400

      Consulting services                    951,200                                     1,590,305       1,600

      Conversion of preferred shares         172,700                                        69,088         100

      Acquisitions                            85,000                                        63,333         100

      Officers' compensation                  59,700                                       324,123         300

      Interest                                46,600                                        97,089         100

    Cancellation of shares due to:
      Foreclosure                           (786,200)      (420,000)      (420,000)        (98,000)       (100)
      License rights                      (1,444,500)                                   (1,361,786)     (1,400)

      Cancelled acquisition                       --                                      (980,000)     (1,000)

   Write-down of intangible                1,300,000

   Unrealized losses on
    marketable securities                     (3,600)

  Net loss year ended June 30, 1997       (5,115,300)
                                         -----------    -----------    -----------     -----------    --------

Balance, June 30, 1997                      (775,700)            --             --      13,194,751      13,200

Year ended June 30, 1998:
  Add (deduct):
    Issuance of stock for:
    Liquidation of debt                    2,600,000                                    18,083,332      18,100

    LED equipment                          2,400,000                                     5,000,000       5,000

    Consulting services                      193,000                                     1,732,283       1,700

    Officers' compensation                    50,000                                       148,369         200

    Loan origination and finders' fees       200,000                                     1,538,461       1,500

    Current period change in realized
      losses on marketable securities          3,600

    Net loss year ended June 30, 1998     (3,029,900)
                                         -----------    -----------    -----------     -----------    --------

Balance, ending:                         $ 1,641,000             --    $        --      39,697,196    $ 39,700
                                         ===========    ===========    ===========     ===========    ========

   Read the accompanying summary of significant accounting policies and notes to consoldiated financial statements, both of which are an integral part of this consolidated financial statement.



                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                      YEARS ENDED JUNE 30, 1998 AND 1997,
           AND FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1998
                                  (continued)


                                                                        Deficit
                                                       Accumulated   Accumulated
                                           Capital        other       During the
                                          in excess   comprehensive  Development       Prepaid        Escrowed
                                            of par         loss         Stage           Media          Shares
                                         -----------    ---------    ------------    -----------    -----------

Balance, beginning:                      $         -    $       -    $          -    $         -    $         -

  Add (deduct):
    Proceeds from sale of common stock       629,200

    Issuance of stock for:
    Liquidation of debt                      129,700

    Consulting services                    1,123,500

    Acquistions                            1,744,300                      (20,400)                   (1,225,000)

    Officers' compensation                 1,216,600

    Exercised warrants                        30,000

    Intangibles                            1,298,900                                  (1,300,000)

    Reverse acquisition                     (231,500)

    Contribution of accrued
      officers' compensation                 241,100

    Net loss:
      From inception (March 15, 1994)
        to June 30, 1995                                               (1,148,300)
      Year ended June 30, 1996                                         (2,411,400)

                                         -----------    ---------    ------------    -----------    ----------
Balance, June 30, 1996                     6,181,800            -      (3,580,100)    (1,300,000)   (1,225,000)

Year ended June 30, 1997:
  Add (deduct):
    Proceeds from sale of common stock       508,500

    Issuance of stock for:
      Liquidation of debt                  1,496,900

      License rights                       1,443,100

      Consulting services                    949,600

      Conversion of preferred shares         172,600

      Acquisitions                            84,900

      Officers' compensation                  59,400

      Interest                                46,500

  Cancellation of shares due to:
    Foreclosure                             (366,100)

    License rights                        (1,443,100)

    Cancelled acquisition                 (1,224,000)                                                1,225,000

  Write-down of intangible                                                             1,300,000

  Unrealized losses on
    marketable securities                                  (3,600)

  Net loss year ended June 30, 1997                                    (5,115,300)
                                         -----------    ---------     -----------    -----------    -----------

Balance, June 30, 1997                     7,910,100       (3,600)     (8,695,400)             -              -

Year ended June 30, 1998:
  Add (deduct):
    Issuance of stock for:
    Liquidation of debt                    2,581,900

    LED equipment                          2,395,000

    Consulting services                      191,300

    Officers' compensation                    49,800

    Loan origination and finders' fees       198,500

    Current period change in realized
      losses on marketable securities                       3,600

    Net loss year ended June 30, 1998                                  (3,029,900)
                                         -----------    ---------    ------------    -----------    -----------

Balance, ending:                         $13,326,600    $       -    $(11,725,300)   $         -    $         -
                                         ===========    =========    ============    ===========    ============

  Read the accompanying summary of significant accounting policies and notes to consoldiated financial statements, both of which are an integral part of this consolidated financial statement.



                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 1998 AND 1997 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1998

                                                                       Years Ended June 30,            Cumulative
                                                                 --------------------------------     Amounts from
                                                                       1998              1997       Inception to date
                                                                 --------------   ---------------   -----------------
Cash flows from operating activities:

Net loss                                                         $   (3,029,900)  $    (5,115,300)  $     (11,704,900)
                                                                 --------------   ---------------   -----------------
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                        61,700            81,800             263,200
    Issuance of common stock for services and interest                  443,000         1,142,500           3,304,200
    Gain on the sale of marketable securities                           (10,000)                -             (10,000)
    Write-down of LED equipment and intangibles                       1,374,300         1,300,000           2,674,300
    Losses on investments, foreclosures and disposal of assets          179,600           497,600             677,200
    Changes in assets and liabilities
      Accounts receivable                                               113,700          (127,100)            (38,800)
      Deposits and other                                                      -            (2,500)             (2,500)
      Other current assets                                              (45,000)            1,600             (33,900)
      Accounts payable and accrued liabilities                         (332,700)          658,200           1,396,600
      Other assets                                                       40,000                 -              40,000
                                                                 --------------   ---------------   -----------------
                                                                      1,824,600         3,552,100           8,270,300
                                                                 --------------   ---------------   -----------------
         Cash used in operating activities                           (1,205,300)       (1,563,200)         (3,434,600)
                                                                 --------------   ---------------   -----------------

Cash flows from investing activities:
    Proceeds of sale of marketable securities                           267,500                 -             267,500
    Proceeds from acquisition                                                 -                 -              22,100
    Payments for:
      License rights                                                   (274,300)         (150,000)           (424,300)
      Marketable securities                                              (5,600)         (250,000)           (255,600)
      Non-operating assets                                                    -                 -             (25,000)
      Related party                                                           -           (39,000)            (39,000)
      Property, plant, equipment and trade name                      (1,408,500)         (218,600)         (1,699,800)
      Other assets                                                       (5,700)                -              (5,700)
      Other                                                                   -                 -             (79,500)
                                                                 --------------   ---------------   -----------------
         Cash used in investing activities                           (1,426,600)         (657,600)         (2,239,300)
                                                                 --------------   ---------------   -----------------
Cash flows from financing activities:
    Proceeds from:
      Related party                                                           -                 -             184,500
      Sales of common stock                                                   -           509,200           1,138,900
      Notes payable, principally related parties                      1,144,100                 -           1,295,100
      Warrants                                                                -                 -              30,000
      Convertible debentures                                          1,600,000         2,500,000           4,100,000
    Payments on:
      Notes payable, principally related parties                        (70,000)         (185,900)           (397,800)
      Long-term debt                                                     (4,400)                -              (9,000)
                                                                 --------------   ---------------   -----------------
      Cash provided by financing activities                           2,669,700         2,823,300           6,341,700
                                                                 --------------   ---------------   -----------------

Increase in cash and equivalents                                         37,800           602,500             667,800

Cash and equivalents, beginning                                         630,000            27,500                   -
                                                                 --------------   ---------------   -----------------

Cash and equivalents, ending                                     $      667,800   $       630,000   $         667,800
                                                                 ==============   ===============   =================

        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement


                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            YEARS ENDED JUNE 30, 1998 AND 1997 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1998

                                                                        Years Ended June 30,          Cumulative
                                                                  ------------------------------      Amounts from
                                                                       1998            1997        Inception to date
                                                                  -------------   --------------   -----------------
Supplemental disclosure of cash flow information:

    Cash paid for interest                                        $      73,100   $       30,700   $        180,000
                                                                  =============   ==============   ================
Supplemental schedule of non-cash financing activities:
      Foreclosures:
        Net book value of real property                           $           -   $   (1,867,100)  $     (1,867,100)
        Mortgages, notes, and other debt                                      -        1,081,300          1,081,300
        Preferred and common stock                                            -          786,200            786,200
        Gain on foreclosure                                                   -             (400)              (400)
                                                                  -------------   --------------   ----------------
                                                                  $           -   $            -   $              -
                                                                  =============   ==============   ================

      Common stock issued for:
        Conversion of convertible debentures                      $   2,600,000   $    1,500,000   $      4,100,000
        Acquisition of LED equipment                                  2,400,000                -          2,400,000
                                                                  -------------   --------------   ----------------
                                                                  $   5,000,000   $    1,500,000   $      6,500,000
                                                                  =============   ==============   ================

      Common stock cancellation                                   $           -   $    1,225,000   $      1,225,000
                                                                  =============   ==============   ================

      Acquisitions:
        Book value of property acquired                           $   1,450,800   $            -   $      1,450,800
        Debt assumed                                                 (1,390,700)               -         (1,390,700)
        Capital lease obligation incurred                               (60,100)                            (60,100)
                                                                  -------------   --------------   ----------------
                                                                  $           -   $            -   $              -
                                                                  =============   ==============   ================

      Disposition:
        Debt assumed                                              $           -   $     (145,000)          (145,000)
        Book value of the property acquired                                   -          135,000            135,000
        Loss on deposit for terminated Worland acquisition                    -           10,000             10,000
                                                                  -------------   --------------   ----------------
                                                                  $           -   $            -   $              -
                                                                  =============   ==============   ================

      Stock conversion                                            $           -   $      172,700   $        172,700
                                                                  =============   ==============   ================


      Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement


                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 1998 AND 1997



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

Impairment of long-lived assets:
   Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets have been written down to their net estimated realizable value. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize.

Cash and cash equivalents:
    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



Marketable securities:
    Marketable securities are classified as available for sale and are reported at fair value. Fair value is based upon quoted market prices. At June 30, 1997, marketable securities consisted of mutual funds and the Company recorded the unrealized loss in shareholders' equity. All marketable securities were disposed of during the year ended June 30, 1998.

Property, equipment and depreciation:
    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives as follows:
                                                  Estimated Useful Lives
                                                       (in years)
                                                    ------------------

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

License rights:
    License rights are recorded at cost, less accumulated amortization. Licenses are amortized to operations using the straight-line method over the remaining term.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



Stock based compensation:
   The Company applies the intrinsic value method for accounting for stock based compensation described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company applied the fair value method described by the Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," it would report the effect of compensation expense for stock based compensation as pro-forma effects on income and earnings per share, if material.

Accounting Pronouncements:
   The Company has adopted the Statement of Financial Accounting Standards Board
   (SFAS) No. 130, "Reporting Comprehensive Income," issued in June 1997. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

   The Company adopted SFAS No. 128, Earnings Per Share, which specifies the method of computation, presentation and disclosure for Earnings Per Share. SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period. There is no change in loss per share because diluted EPS is anti-dilutive.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective beginning in the year 2000. The adoption of this statement will not have an impact on its consolidated financial statements.

   In April 1998, the AICPA finalized SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities, be expensed as incurred. This SOP, which is effective in the first quarter of 1999, is not expected to have a material impact on the consolidated financial statements.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



Accounting Pronouncements (continued):
   In 1998, the Company, adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs must be expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system. Adoption of this statement did not have an impact on the Company's consolidated financial statements.

Reclassifications:
   In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform with the current year presentation.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997

1.  Organization and business:
      Comtec International, Inc. (Comtec), formerly Nisus Video, Inc., was incorporated in the State of New Mexico on July 6, 1983. On May 10, 1995, Comtec shareholders approved the exchange of 2,245,794 common shares in exchange for all the outstanding common stock of subsidiaries of Keystone Holding Corporation, Inc. (Keystone). Comtec and Keystone were related parties through certain common shareholders and management. The acquisitions had been accounted for in a manner similar to the pooling of interests method in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations, since it represents an exchange of entities under common control. Accordingly, the consolidated financial statements of prior years have been restated to include the accounts of the companies transferred, all at historical costs. No intercompany transactions existed between the companies during the prior periods and no adjustments were necessary to conform the accounting policies of the companies.

      Information about the Company's subsidiaries is presented below:

                                          Percentage     State           Date of
               Company                      Owned      Organized      Organization
               -------                      -----      ---------      ------------

      American Wireless Network, Inc.       100.0%      Colorado     December 3, 1996
      (AWN)

      TTI Communications Corporation         70.0%      Colorado     February 12, 1997
      (TTI)

      International Media Group, Ltd.       100.0%      Colorado     March 20, 1997
      (IMG)

      AmNet Resources, Ltd.  (AmNet)        100.0%      Colorado     May 10, 1995
      (formerly CTI Real Estate, Inc.)

      Custom Concepts, Inc. (CCI)            100.0%     Colorado     December 2, 1997

       The subsidiaries are principally in the telecommunication business except for AmNet, which held real property. The real property was foreclosed during the year ended June 30, 1997. AmNet was inactive during the current fiscal year. In December, 1997, AWN acquired management control of 160 channels of 900 Mhz Metropolitan Trading Area licenses for seven operating Specialized Mobile Radio (SMR) systems located within five states, principally in the Southern and Western United States, and began generating SMR revenue. In June 1998 the Federal Communications Commission (FCC) approved the final sale of the licenses and assignment of the associated promissory notes from the seller to AWN. TTI was in the business of reselling long distance service through prepaid phone cards. TTI became operational in February 1997 and ceased operations on December 2, 1997, due to excessive losses. These operations only provided auxiliary revenues and did not take Comtec out of the development stage. IMG was formed to operate and market advertising media through the use of giant LED screens. On March 23, 1998, the Company acquired the LED screens through the issuance of 5,000,000 common shares valued at $ .48 per share.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



1.  Organization and business (continued):
      On May 8, 1998, the Board of Directors authorized management to liquidate the LED screens. Subsequently, the Company sold the LED screens and related equipment which are reflected as current assets in the accompanying consolidated balance sheets. CCI was formed to assist in the wind-down phase of TTI and was inactive during the later part of the current fiscal year.

      Comtec has been and continues to be in the development stage. Since 1995, the Company has been executing strategic business plans to develop various telecommunications services and products, principally in the area of SMR. Prior to December 4, 1997, the Company had yet to commence its principal planned operations and from inception (March 15, 1994) had only generated limited revenues to defray the cost of its planned operations. On December 4, 1997, AWN acquired management control of 160 channels of 900 Mhz Metropolitan Trading Area licenses and began generating SMR revenue, as discussed above. While AWN's operations for the year ended June 30, 1998 were not profitable and additional capital will be required to develop the AWN business plan, it is the intent of Comtec's management that significant operations could be generated through AWN which will take the Company out of the development stage. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt. Subsequently, the Company has entered into agreements with an independent third party for the sale of its FCC licenses and lease of its SMR equipment. No assurances can be given that the sale and operating lease would take the Company out of development stage.

2. Going concern, liquidity and strategic planning:
      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $3,029,900 and $ 5,115,300 for the years ended June 30, 1998 and 1997 and has reported cumulative net losses of $ 11,704,900 from inception (March 15, 1994) to June 30, 1998. As reported on the consolidated statements of cash flows, the Company incurred negative cash flows from operating activities of $ 1,205,300 and $ 1,563,200 for the years ended June 30, 1998 and 1997 and has reported negative cash flows from operating activities of $ 3,434,600 from inception (March 15, 1994) to June 30, 1998. To date, these have been financed principally through the sale of common stock and warrants ($ 1,168,900) and issuance of short and long-term debt ($ 5,579,600), including related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

      The Company's principal source of working capital funding has been Geneva Reinsurance Company Ltd. (Geneva), a Nevis company, whose shareholders are clients of Zephyr International Limited (Zephyr), a Cayman Islands investment brokerage and management company. (Read Note 7 on Convertible Debentures). Additional working capital funding was provided by Cayman Offshore International, Ltd. (Cayman), Queens Cross Group, Ltd. (Queens) and Overseas Foreign Holdings, Ltd. (Overseas) which are also clients of Zephyr. In September 1998, the Company's Board of Directors approved the terms of a proposed debt financing with Sigma Finance Corporation (Sigma), an affiliate of Zephyr.

                 COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




2. Going concern, liquidity and strategic planning (continued): Hereinafter Geneva, Cayman, Queens, Overseas and Sigma will be referred to in the aggregate as "clients and affiliates of Zephyr". The Company has been dependent on clients and affiliates of Zephyr to maintain its cash flow, and no assurances can be given that they will continue as a source of funding or complete the proposed financing agreements. The amounts of the proposed financing arrangements have not been finalized.

      Management has continued to develop a strategic business plan to raise private financing, develop a management team, maintain reporting compliance and seek new expansive areas in telecommunications. Should the Company be successful in obtaining sufficient funds, management intends to continue developing the market for the Company's SMR services in the territories they currently represent and would pursue SMR acquisitions on an opportunistic basis. However, in order to satisfy current obligations the Company is selling its FCC licenses to satisfy debt requirements and to generate cash flows is leasing its SMR equipment. Should the Company be successful in obtaining substantial additional debt financing, management plans to seek acquisitions of more mature telecommunication businesses that would generate sufficient cash flow to maintain debt service.

      In December 1997, the Company acquired licenses to operate seven SMR systems located within five states for approximately $ 3,035,700. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program and fund equipment purchases before the seven operating systems will generate sufficient cash flow to meet current operating expenses and overhead. In order to acquire the SMR licenses, the Company borrowed $ 1,600,000 from Geneva for the initial payments and working capital. The Company borrowed an additional $ 100,000 from Cayman and $600,000 from Queens for working capital and payments required at the final closing on the SMR systems. As part of its plan to resolve the lack of liquidity, the Company issued approximately 2,083,300 common shares at $ .48 per share and approximately 16,000,000 common shares at $ .10 per share to liquidate the $ 1,000,000 and $ 1,600,000 convertible debentures, respectively. Subsequently, Overseas and Cayman advanced an additional $ 250,000 and $200,000, respectively, to the Company to fund working capital.

      There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan.

                 COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997





3. Other comprehensive income:.
      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, it has no impact on the Company's net loss. The components of comprehensive loss are as follows:

                                                    Year Ended
                                                     June 30
                                                     -------
                                               1998           1997
                                            ----------     ----------

            Net loss                        $3,029,900     $5,115,300
            Other comprehensive loss:
             Unrealized loss in marketable
              Securities                             -          3,600
                                            ----------     ----------
            Total comprehensive loss        $3,029,900     $5,118,900
                                            ==========     ==========

      Accumulated  other   comprehensive  loss  presented  on  the  accompanying
      consolidated balance sheet consists of unrealized loss in marketable securities in 1997.

4. Acquisitions and dispositions:
      On December 5, 1997, the Company acquired from Centennial Communications Corp. (CCC) management control of seven operating SMR systems located within five states, including SMR licenses obtained from the Federal Communications Commission (FCC), radio equipment and antennas, tower site leases and customer lists, for approximately $3,035,700. The final transfer of title to the acquired assets was subject to the FCC's approval of the sale and assignment of the SMR licenses and assumption of the related FCC promissory notes. The FCC approval was obtained on June 11, 1998, and the final closing took place on July 6, 1998. The acquisition has been reflected at cost in the accompanying consolidated financial statements. Payment of the purchase price of $3,035,700 was as follows:

                                                               Amount
                                                           ------------

            Down payment                                   $    200,000
            Payment at December 1997 closing                  1,000,800
            Note payable to seller due at final closing,
              8% interest                                       444,200
            Promissory notes payable to the Federal
              Communications Commission                       1,390,700
                                                            -----------

                                                            $ 3,035,700
                                                            ===========

      In April 1996, the Company entered into a license option agreement (as subsequently amended) to purchase approximately 1,380 SMR radio channels in the 800 MHz radio spectrum from a number of independent license holders. The purchase price of the option rights was $ 1,594,500, as amended, and was payable as follows:

                                                             Amount
                                                        ---------------
           Cash paid on closing                         $       150,000
           Issuance of:
             560,000 common shares of common
               stock at $1.25 per share.                        700,000
             39,767 shares of Series C Redeemable
               Convertible Preferred Stock, $1.00
               par value                                        397,000
             139,000 shares of common stock at
               $2.50 per share                                  347,500
                                                         --------------

                                                         $    1,594,500
                                                         ==============

       The Company had a significant investment in the license rights, the recoverability of which was dependent upon the success of funding a settlement with the independent license holders. The settlement required the repurchase of all previously issued common and preferred stock for $ 925,000. At June 30, 1997, it was not the intention of management to pay the settlement and accordingly the license option agreement was terminated. The Company canceled the common stock and Series C Redeemable Convertible Preferred Stock issued as if the termination had occurred on June 30, 1997, which resulted in a loss of $150,000. The holder of the common stock and Series C Redeemable Convertible Preferred Stock has subsequently surrendered the common and preferred stock certificates which were then canceled.

       In March 1998, the Company acquired large Light Emitting Diode (LED) screens from a group of Geneva shareholders (Read Note 8 on convertible debentures) for $ 2,400,000, which was financed by the sellers and liquidated by the issuance of approximately 5,000,000 common shares at $ .48 per share. Closing bid price of the common stock was approximately $
       0.26 per share. The Company wrote down the acquisition based upon the fair value of the stock issued ($1,300,000). Management has been authorized to sell the screens for the best possible price.

       During the year ended June 30, 1997, land and buildings with a net book value of $1,867,100 were foreclosed upon. The foreclosures resulted from litigation for non-performance. Long and short-term debt ($1,081,300) and equity ($786,200) were assumed or canceled as a result of the foreclosures. The Company recognized a gain of $400, which was credited to operations.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



4.  Acquisitions and dispositions (continued):
       In January 1996, the Company executed an agreement to acquire 61% of the outstanding common stock of Network Teleports, Inc. for approximately $ 1,250,000 consisting of a $25,000 deposit and the issuance of 980,000 shares of common stock at $ 1.25 per share ($ 1,225,000), which were held in escrow until approval was obtained from the FCC. Certain shareholders of the Company were also shareholders of Network Teleports, Inc. (related parties). During the year ended June 30, 1997, the agreement was terminated, which resulted in a loss to the Company of approximately $ 318,400 consisting of the $25,000 deposit and equipment with a net book value of $ 293,400. The loss was charged to operations during the year ended June 30, 1997. The escrowed shares were cancelled by mutual consent of the parties.

       In August, 1995, the Company acquired rights to 185 unconstructed and non-operational SMR channels for $ 75,000, including a note payable for $50,000, collateralized by real property. The FCC cancelled 110 licenses, and the remaining 75 licenses were considered active. The real property that collateralized the note was lost in a foreclosure as described earlier, and the Company forfeited the remaining licenses. As a result, the Company recognized a loss of approximately $ 9,100, which was charged to operations during the year ended June 30, 1997. The loss was determined as follows:


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
                                                 =============

       The Company had advanced $ 40,000 for the acquisition of an advertising company. The acquisition agreement was terminated and the advance was converted to prepaid advertising costs in October 1997. Subsequently, the advertising company started to produce media advertising for AWN, however, AWN decided not to proceed with the advertising program. The prepaid advertising costs were charged to operations during 1998.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




5. Concentrations of credit risk:
       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the year, the Company's account balances with financial institutions may exceed federally insured limits. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions that they believe are of good quality.

       The Company may have a concentration of credit risk with respect to accounts receivable, as substantially all customers resulted from SMR and prepaid phone services. The Company does not perform credit evaluations and does not require collateral. The Company maintains, when appropriate, an allowance for uncollectible accounts receivable. Therefore, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable and to date have been within management's expectations.

6. Details of financial statement components:

                                                           1998          1997
                                                        ----------    ----------

       Other current assets:
        Accrued interest receivable                     $   14,000    $       --
        Other receivables and prepaid expenses              31,000            --
                                                        ----------    ----------
                                                        $   45,000            --
                                                        ==========    ==========

       Property and equipment:
        Communications equipment                        $1,436,700    $  249,700
        Furniture, fixtures and equipment                   72,700        49,200
                                                        ----------    ----------
                                                         1,509,400       298,900
        Accumulated depreciation                            30,800        23,400
                                                        ----------    ----------
                                                        $1,478,600    $  275,500
                                                        ==========    ==========

       Accrued liabilities:
        Payroll and related benefits                    $   72,400    $  371,800
        Interest                                           198,500        25,600
        Professional fees                                  102,600        85,300
        Sales taxes                                         11,400            --
        Deferred revenue                                    14,800            --
                                                        ----------    ----------
                                                        $  399,700    $  482,700
                                                        ==========    ==========

                 COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




6.  Details of financial statement components (continued):

                                                       1998            1997
                                                   -----------      -----------
  Charges to operations, losses (gains) on:
   Investments:
         International Media Group, Ltd.           $        --      $   124,500
         Omni-Range                                         --            9,100
         Worland Communications, Inc.                       --           10,000
         Network Teleport, Inc.                             --          293,400
                  SMR option agreement                      --          150,000
                                                   -----------      -----------
                                                                        587,000
                                                   -----------      -----------
         Foreclosures:
           Bethany property                                 --           51,100
           Parker property                                  --          (51,500)
                                                   -----------      -----------
                                                            --             (400)
                                                   -----------      -----------
         Disposal of assets                            179,600           35,000
                                                   -----------      -----------
  Loss on investments, foreclosures,
   and disposal of assets                          $   179,600      $   621,600
                                                   ===========      ===========

  Write-down of LED equipment and intangibles:

         LED equipment                             $ 1,100,000      $        --
         License rights                                 74,300               --
         Prepaid media agreement                            --        1,300,000
                                                   -----------      -----------

                                                   $ 1,374,300      $ 1,300,000
                                                   ===========      ===========

                COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



7. Notes payable:
                                                  1998             1997
                                                  ----             ----
   Related parties:
      Note payable,  former  officer,
        unsecured,  interest at 12% per
        annum, maturing December 15, 1997.
        Default rate of 24% per annum
        from inception to liquidation          $        -      $    70,000

      Note payable,  Cayman,  unsecured,
        interest at 12% per annum, maturing
        August 21, 1998. Note in default,
        due on demand with interest at
        default rate of 18% from maturity         100,000                -

      Note payable,  Queens,  unsecured,
        interest at 12% per annum, maturing
        September 30, 1998. Note in default,
        due on demand with interest at
        default rate of 18% from maturity         600,000                -

      Note payable,  unsecured,  interest
        at 18% per annum,  due to an entity
        related to a former  officer/director,
        personally  guaranteed by a former
        officer of the Company. Note in
        default, due on demand.                    40,000           40,000
                                               ----------      -----------
                                                  740,000          110,000
                                               ----------      -----------
   Other:
      Revolving  promissory note payable to
        bank; $ 500,000 maximum principal
        balance,  interest on advances of
        6.75% per annum,  payable on demand
        or on December 10, 1998.
        Collateralized by a $ 500,000
        certificate of deposit                          -                -

      Note payable, CCC, unsecured, interest
        at 8% per annum, maturing July 6, 1998    444,200                -
                                               ----------      ------------
                                               $1,184,200     $    110,000


      On May 20, 1998, the Company issued 1,538,461 shares of common stock to Cayman as loan origination fees on the $100,000 note. At their September 2, 1998 meeting, the Board of Directors approved the issuance of another 1,538,461 shares of common stock to Queens as loan origination fees of the $600,000 note. Based upon the bid price of the common stock on the loan dates, the origination fees aggregated approximately $ 353,800 which was charged to operations during the year ended June 30, 1998.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997


7. Notes payable (continued):
      On July 23, 1998 and November 12, 1998, Overseas and Cayman made additional loans to the Company of $ 250,000 and $200,000, respectively. These loans were made on terms similar to those made earlier and each of the companies received 1,538,461 shares of common stock as loan origination fees. Based upon the bid price of the common stock on the loan dates, the origination fees amounted to approximately $ 138,500 and $ 76,900 respectively.

8. Convertible debentures:
      The Company entered into various loan agreements with certain shareholders of Geneva to provide financing for working capital and asset acquisitions. The agreements provided for financing up to $ 6,500,000, of which $ 2,500,000 had been funded through June 30, 1997; $ 1,600,000 was funded in December 1997, and the balance of $ 2,400,000 was funded in March 1998. Under the terms of the agreement, the first $2,500,000 advance earned interest at 12%, maturing in March 1998 and was convertible into common stock at $ .48 per share. Each share carried a warrant to purchase an additional common share at $4.50 per share, exercisable at any time during a three (3) year period commencing with the date of issuance of the shares and warrants. On June 30, 1997, the Geneva shareholders converted $ 1,500,000 of advances into 3,125,000 common shares and 3,125,000 warrants. The outstanding balance of convertible debentures at June 30, 1997 was $1,000,000, which was converted by the Geneva shareholders on March 23, 1998 into 2,083,000 common shares and 2,083,000 warrants.

      In December 1997 certain Geneva shareholders advanced the Company $ 1,600,000 for AWN's acquisition of SMR systems (Read Note 2 on Strategic Planning). This advance was converted by the Geneva shareholders on March 23, 1998 into approximately 16,000,000 common shares at $ .10 per share and 16,000,000 warrants to purchase common stock on a one for one basis at $2.90 per share.

      On March 23, 1998, the Company acquired giant LED screens and related equipment from a group of Geneva shareholders for $ 2,400,000. The group of shareholders owned the LED screens as a result of foreclosing on a loan to an unrelated third party. The Company issued 5,000,000 shares of common stock at $ .48 per share and 5,000,000 warrants to purchase common stock on a one for one basis at $2.90 per share to acquire the screens. Based upon the bid price of $ .26 per share, the Company paid a premium for the LED screens of approximately $1,100,000 which was charged to operations during the year ended June 30, 1998. At their May 8, 1998 meeting, the Board of Directors authorized management to liquidate the LED screens and equipment at the best possible price. In August 1998 the Company shipped the LED screens and equipment to Lanstar Computer Products, Inc. (Lanstar), an affiliate of Zephyr, to be held for sale on consignment. In December 1998 Lanstar executed a $2,400,000 promissory note in favor of the Company to purchase the LED screens and equipment. The note, secured by the assets sold, bears interest of 8% per annum payable quarterly with the entire principal due at its maturity on December 31, 1999. No determination of the recoverability of the promissory note has been determined.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




8.  Convertible debentures (continued):
      A summary of the convertible debentures is as follows:

                                                  Amount            Shares
                                              ------------        ----------

          Working capital loans               $  2,500,000         5,208,334
          Purchase of LED screens                2,400,000         5,000,000
          Working capital loans
            and SMR station purchases            1,600,000        15,999,998
                                              ------------        ----------
                                              $  6,500,000        26,208,332
                                              ============        ==========

       No warrants have been exercised as a result of this transaction. The 4,242,922 warrants can be converted into 4,242,922 shares of common stock at $4.50 per share and 24,683,332 warrants can be converted into 24,683,332 shares of common stock at $ 2.90 per share. The warrants expire at varying dates from June 2000 to March 2001 (Read Note 13 on warrants and options).

       As a result of the financing provided by certain Geneva shareholders, the Company agreed to pay finders fees of $245,000 each to Geneva and the managing director of Zephyr. Approximately $490,000 was paid and charged to operations on June 30, 1997 through the issuance of approximately 1,020,800 common shares at $ .48 per share. An additional $160,000 was paid to the managing director of Zephyr and charged to operations on March 23, 1998 through the issuance of 1,600,000 common shares at $ .10 per share. The Company also issued warrants to purchase common stock on a one for one basis. Approximately 1,020,800 warrants issued June 30, 1997 are exercisable at $4.50 per share and 1,600,000 warrants issued on March 23, 1998 are exercisable at $2.90 per share. No warrants have been exercised and they expire three (3) years from date of issue, but not later than March 2001.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



9. Long-term debt
                                                                  1998
                                                              -----------
   Promissory notes, Federal
    Communications Commission
    collateralized by SMR licenses,
    7 % interest per annum only through
    August 31, 2001; quarterly principal
    and interest payments of $86,700
    thereafter through maturity on
    August 21, 2006                                           $ 1,390,700

   Capital  lease   obligations,
    collateralized by communication
    and computer equipment, interest
    ranging from 8% to 11% per annum,
    payable in monthly installments
    through April, 2003                                            55,600
                                                              -----------
                                                                1,446,300

    Less current portion of long term debt                         13,400
                                                              -----------
                                                              $ 1,432,900
                                                              ===========

      The aggregate maturities of the promissory notes and future minimum payments under capital leases subsequent to June 30, 1998 are presented below:

                   Year ending                      Promissory          Capital
                    June, 30         Total             Notes            Leases
                   -----------    ----------        ----------        ----------
                      1999        $   18,400        $       --        $   18,400
                      2000            18,500                --            18,400
                      2001            13,700                --            13,700
                      2002           199,900           190,300             9,600
                      2003           277,500           269,600             7,900
                   Thereafter        930,800           930,800                --
                                  ----------        ----------        ----------
                                  $1,458,700        $1,390,700        $   68,000
                   Less interest      12,400                --            12,400
                                  ----------        ----------        ----------
                                  $1,446,300        $1,390,700        $   55,600
                                  ==========        ==========        ==========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



9.  Long-term debt (continued):
      In May 1998, the Company paid a $25,000 deposit to Sigma Finance Corporation, an affiliate of Zephyr, in connection with a proposed $ 200 million ten-year bond issue to be collateralized by all of the Company's assets for an amount yet to be determined. In September 1998, the Board of Directors approved the terms of the proposed financing and management was authorized to take all necessary action to pursue and finalize the transaction. The significant terms approved by the Board include a minimum of two seats on the Board of Directors, the power of veto over capital expenditures and other significant matters, and issuance of unrestricted shares of common stock equal to 20% of the Company's equity, with a non-dilution agreement which would have the effect of maintaining the 20% holding at no cost to the lender whatever additional issues of equity capital was proposed or made during the life of the bond. In addition to legal fees to effect the financing, the Company would pay a fee of $20,000,000 to the managing director of Zephyr.

10. Income taxes:
       Deferred   income  taxes   reflect  the  net  tax  effects  of  temporary
       differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

       The significant components of the deferred tax asset at June 30, 1998 and 1997 are:

                                               1998                  1997
                                          -------------         ------------
         Deferred tax asset:
           Net operating loss             $   4,363,300         $  3,204,600
           Less valuation allowance           4,363,300            3,204,600
                                          -------------         ------------
         Net deferred tax asset           $           -         $          -
                                          =============         ============

       The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

       The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal rate due to the following:

                                                    1998             1997
                                               ------------     ------------
         U.S. Federal statutory income
          tax rate of 35% (benefit)            $ (1,060,500)    $ (1,790,400)
         Effective state income tax (benefit)       (98,200)        (166,200)

         Valuation allowance                      1,158,700        1,956,600
                                               ------------     ------------
                                               $          -     $          -
                                               ============     ============
       At June 30, 1998, the Company had available federal net operating loss carryforwards of approximately $ 11,815,200, which will expire in varying years through 2013.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




11. Shareholders' equity:
       On March 28, 1997, the Company's shareholders approved an increase in the number of authorized shares of stock from 50,000,000 to 100,000,000 common shares and from 5,000,000 to 10,000,000 preferred shares. The Board of Directors has authorized up to 4,000,000 shares of Convertible Preferred Stock, with a par value of $ .001 per share. These securities are non-voting and have an issue price and liquidation value ranging from $ 1.00 to $ 10.00. The Series B is subordinate to the Series A and Series C is subordinate to the Series A and B. Each share of each series is convertible into common stock, $ .001 par value at the closing bid price on the date notice of the conversion is received. No conversion may be made unless the closing bid price has reached $ 10.00 per Series A and $
       7.50 per Series B shares for more than 20 consecutive trading days. The Company may redeem the Series A at $ 1.00 per share, Series B at $ 5.00 per share and Series C at $ 10.00 per share.

       On May 1, 1997, the Company settled litigation with the holder of 420,000 shares of Series A Redeemable Convertible Preferred Stock pursuant to which the 420,000 shares of stock were returned and canceled. At June 30, 1998 and 1997, no Series A Redeemable Convertible Preferred Stock was issued and outstanding.

       At June 30, 1998 and 1997, no Series B Redeemable Convertible Preferred Stock was issued and outstanding.

       In September 1996, the Company issued 39,767 shares of Series C Redeemable Convertible Preferred Stock in connection with the acquisition of license rights. When management decided not to pay the settlement with the independent license holders and accordingly terminated the license option agreement, the Company canceled the Series C Redeemable Convertible Preferred Stock as if the termination occurred on June 30, 1997. The holder of the Series C Redeemable Convertible Preferred Stock has subsequently surrendered the preferred stock certificate which was canceled. At June 30, 1998 and 1997 there was no Series C Redeemable Convertible Preferred Stock issued or outstanding.

       A summary of the terms of the Redeemable Convertible Preferred Stock is as follows:

                                        Issue    Liquidation Conversion ratio
               Type          Par        price       price      to common stock
               ----          ---        -----       -----      ---------------

             Series A      $ .001     $    1.00$     1.00           1:1
             Series B        .001          5.00      5.00           1:1
             Series C        .001         10.00     10.00           1:1

       As described in Note 8 of notes to consolidated financial statements, certain Geneva shareholders converted their debt into common stock of the Company. As a result of the debt conversions and common stock issued for finders' and loan origination fees, clients of Zephyr and Zephyr's managing director controlled approximately 77% of the Company's common stock at June 30, 1998. Through subsequent transactions, they increased their ownership interest to approximately 79%.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



12.  Incentive Compensation plans:
       The Company has a stock option plan, approved by the shareholders, which provides for the granting of options to officers, key employees, directors and consultants to the Company. The plan provides for 900,000 shares of the Company's common stock (the available shares) for issuance pursuant to the exercise of stock options which may be granted to officers, key employees, directors, and consultants. The plan provides for annual adjustment in the number of available shares to an amount equal to ten percent (10.0%) of the number of shares outstanding on June 30 of the preceding year or 980,000 shares, whichever is greater. The Compensation Committee administers the plan. The committee has the authority and discretion to determine when and how many options will be granted. The committee will also determine which options may be intended to qualify (Incentive Stock Option) for special treatment under the Internal Revenue Code of 1986, as amended or non-qualified options (Non-Qualified Stock Options) which are not intended to qualify. Options are to be granted at 85% to 110% of fair market value on the date of grant. As of June 30, 1998 and 1997, those eligible under the plan have not purchased any shares of the company common stock, nor have any options been granted. The plan will remain in effect until terminated by the Compensation Committee, except that no Incentive Stock options will be granted after January 31, 2007.

      Other stock option agreements:
         The former plan, which terminated on September 16, 1998, provided for the granting of stock options to employees, officers and directors to purchase up to 600,000 shares of common stock. Options may be granted for terms up to three (3) years at the exercise prices of 100% to 110% to the fair market value of the Company's stock at the date of grant. No options are outstanding under the plan at June 30, 1998 and 1997.

13. Commitments, contingencies, litigation, transactions with related parties and other: Restricted funds:
         In April 1997, an officer/director/shareholder of the Company used a $78,600 certificate of deposit of the Company to collateralize the purchase of an automobile by a limited liability company affiliated with the officer/director/shareholder. The collateral was reduced by approximately $10,100 during the year ended June 30, 1998. The certificate of deposit is restricted and is included in cash and equivalents. While the officer/director resigned his positions with the Company in June 1998 without releasing the restrictions on the certificate of deposit, the Company has subsequently redeemed the remaining balance of the certificate of deposit.

         In December 1997, the Company purchased a one-year $500,000 certificate of deposit which is being held by a bank as collateral for a $500,000 revolving line of credit. This certificate of deposit is also restricted and is included in cash and equivalents.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997





13. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Employment contracts:
         On February 12, 1998, the Company executed a three year employment agreement with its current Chief Executive Officer. The agreement provided for a starting salary of $8,000 per month, which was increased to $ 10,000 per month effective August 15, 1998, an initial bonus of $42,000 to be satisfied by the issuance of common stock and stock options to purchase five percent (5.0%) of the Company's outstanding common stock to be earned ratably over the term of the agreement. Stock options to purchase an additional five percent (5.0%) of the Company's outstanding common stock is contingent upon attainment of certain financial and management goals. The option price was set at 80% of the closing bid price of the Company's common stock on September 2, 1998 or $.056 per share. During the year ended June 30, 1998, the Company paid and/or accrued $ 150,800 in compensation and issued 60,000 shares to satisfy half of the initial bonus. No stock options were issued in connection with this agreement.

         The Company had an employment agreement with its former Chief Executive Officer/director/shareholder ("former CEO") with whom the Company is in litigation. The employment agreement ended by its terms on May 10, 1998, although there is an addendum to such agreement, which is in dispute, which addendum would have extended the agreement to June 30, 2002. The agreement provided for minimum salary levels adjusted annually, term life insurance as well as incentive bonuses payable if specified management goals are attained. The agreement allowed the conversion of any unpaid compensation into common stock at five percent (5%) of the net increase in the net assets of the Company and provided for an additional bonus of ten percent (10%) of net earnings before income taxes, depreciation and amortization and an annual stock bonus equal to five percent (5.0%) of the issued and outstanding common stock. For the year ended June 30, 1997, the five percent (5.0%) stock bonus of approximately $291,200 (727,952 shares at $ .40 per share) was accrued and charged to operations. There is pending litigation between the Company and the former CEO who is no longer with the Company. Information available from Management indicates that this litigation is in District Court, City and County of Denver, State of Colorado, Case No. 99CV634 and is being defended and counterclaimed vigorously by the Company. The probability of the outcome of the litigation cannot be assessed since it is not probable that a liability has been incurred at the date of the financial statements nor can the amount of loss, if any, be reasonably estimated.

         An      employment       agreement       with      another       former
         officer/director/shareholder was settled on October 8, 1997, which called for the issuance of approximately 520,700 common shares at $0.25 per share ($ 130,200). The amount, which was accrued and charged to operations during the year ended June 30, 1997, remains unpaid.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



13. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Consulting agreements:
         The Company had consulting service agreements with certain former officers/directors, expiring at various dates through October 1997. The agreements provided for minimum monthly fees and common stock of the Company based upon a formula of the bid price. The agreement grants stock options for 100,000 common shares at an exercisable price of 70% of the offering price of any secondary offering. Consulting services of $ 167,500 had been paid and/or accrued as of June 30, 1997 and 139,870 shares of common stock had been issued. During the year ended June 30, 1998, consulting services of $15,000 was paid and/or accrued and 77,126 shares of common stock were issued. All amounts were charged to operations.

      Transactions with related parties:
         The following is a summary of transactions with related parties as of June 30, 1998 and 1997:

                                                          1998          1997
                                                      ------------  -----------
           Compensation to officers/
            directors/shareholders                    $    128,900  $   980,300
           Consulting                                            -      167,500
           Origination fees to related parties                   -       60,000
           Common stock issued on preferred stock
            conversion                                           -      172,700
           Restricted funds for related party               65,500       78,600
           Advertising fees to related party                 7,000       10,900
           Loss on terminated agreement with
            related party                                        -      318,400
           Reimbursement of expenses to
            officers/directors/shareholders                 27,600       66,300
           Legal settlement with prior
            officers/shareholders                            7,500      105,000
           Interest on related party loans                  11,500            -
           Related party loans                              70,000      (70,000)
                                                      ------------  -----------
                                                      $    318,000  $ 1,889,700
                                                      ============  ===========
      Advertising agreement:
         In 1995 the Company entered into a three year media purchase agreement for $1,950,000, that was partially prepaid through the issuance of 5,200,000 common shares at $ .25 per share ($ 1,300,000). As the advertising was utilized, the Company would pay one third of the invoice and two-thirds would be applied against the prepaid amount. The Company also granted the advertiser an option expiring in the year 2000 to acquire 200,000 common shares at $ 1.25 per share. During the year ended June 30, 1997, management determined the media agreements had no continuing value and charged operations for the outstanding balance. The common stock issued and the stock option remain outstanding at June 30, 1998.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997



13. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Termination of private placement:
         During 1997, the Company prepared a private placement offering. The discussions regarding the offering were terminated and the cost of approximately $ 25,000 was charged to operations at June 30, 1997. The Company's attorney's were subsequently successful in recouping $ 24,400 from the securities firm which has been accrued and reflected as other income at June 30, 1998.

      Tax examination:
         The Internal Revenue Service is conducting an examination of the Company's 1994 Federal income tax return. At this time counsel and management are unable to either determine whether any adjustments will be proposed or estimate the amount of any such proposed adjustments; therefore, no provision has been made in the accompanying consolidated financial statements.

      Litigation:
         Pending litigation includes a case brought by several California investors alleging securities fraud, manipulation and improper sales and seeking damages of approximately $850,000 or recission of their stock purchases and return of at least $250,000 of the price paid. Counsel is unable to gauge the outcome of these matters at this time, consequently, no provision has been made in the accompanying consolidated financial statements.

         Claims made by a telecommunications service provider and a former employee for breach of their agreements were settled during the year ended June 30, 1998 for $47,500, which was charged to current operations.

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

      Rental commitments:
         In December 1997, the Company relocated its principal offices to Englewood, CO and executed a three year lease on the premises which expires November 30, 2000. Minimum annual lease payments will be approximately $ 20,400, $ 35,700 and $ 36,800 for the years ending June 30, 1998, 1999 and 2000, respectively and $ 15,500 for the five month period ending November 30, 2000.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




13. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Warrants and options:
         The Company has granted various stock options and warrants to various employees, consultants and lenders under employment, consulting and financing agreements. The agreements with clients and affiliates of Zephyr provide for the issuance of 28,926,254 shares of common stock at prices ranging from $ 2.90 to $ 4.50 per share. The warrants expire no later than March 23, 2001.

         Information relating to stock options and warrants are as follows:

                                     Employee/consultants   Lender     Option Price
                                        Stock Options      Warrants   Per Share Range
                                        -------------      --------   ---------------
           Outstanding options/warrants,
            balance, beginning             200,000         4,242,922   $ 1.25-$ 4.50

            Add (deduct):
                  Granted                        -        24,683,332      $ 2.90
                  Exercised                      -                 -
                  Expired or cancelled           -                 -
                                           -------        ----------
           Balance, ending                 200,000        28,926,254
                                           =======        ==========

    Year 2000 compliance:
         The year 2000 issue is the result of computer programs being written using two (2) digits rather than four (4) digits to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the year 2000 issue, management is relying on the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the year 2000. There can be no assurance that the providers of the software or the manufacturers of chips will resolve the issue.

14. Subsequent events
    Litigation with former officer and director:
         On February 1, 1999, the Company's former CEO filed a complaint against the Company, its present CEO and the managing director of Zephyr. The former CEO alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired on May 10, 1998) and that he was wrongfully induced to resign as an officer in June 1998. He alleges that he is due salary, car allowance, health plan and life insurance payments, stock bonuses and other items from May 10, 1998 through June 30, 2002.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




14.  Subsequent events (continued):
         On March 24, 1999, the Company filed its answer and extensive counterclaims against the former CEO. The Company's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to the former CEO. The Company's answer further states as affirmative defenses that the former CEO's claims are barred by the doctrine of estoppel and unclean hands and by failure of consideration, fraud and illegality, waiver and failure to mitigate. The Company states that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality and that the former CEO's alleged claims are setoff by the counterclaims of the Company against him. The Company believes that it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by the former CEO. No provision has been made in the accompanying financial statements for compensation, benefits and stock bonuses claimed by the former CEO subsequent to the expiration of his employment contract on May 10, 1998 .

      Disposition of LED screens and related equipment:
         On December 31, 1998, the Company sold six giant LED screens and related equipment to Lanstar Computer Products, Inc., a Texas corporation affiliated with Zephyr. The LED screens were sold to Lanstar in exchange for a $2,400,000 promissory note secured by the assets sold and bearing interest of 8% per annum, payable quarterly. The entire principal is payable at maturity on December 31, 1999. No determination of recoverability of the promissory note has been determined.

      Pending sale and operating lease agreements:
         On December 18, 1998, the Company entered into agreements whereby an independent third party would acquire the Company's FCC license rights, customers and agreements, site licenses and/or leases necessary to operate the Company's seven SMR operating systems through a newly formed subsidiary. The subsidiary would assume the Company's $ 1,390,700 promissory notes payable to the FCC, issue to the Company shares of common stock representing a 7.5% ownership interest and issue a warrant to purchase 50,000 shares of the common stock of the parent company at the exercise price of $.50 per share for a period of three years. The agreement further provides that should the market price in the period immediately preceding the closing of the transaction be less than $.50 per share, the number of shares will be increased proportionately, but in no event to exceed 100,000 shares. Effective June 30, 1998, the carrying value of the license rights were reduced to their sales value of $ 1,390,700.

         The third party will enter into a system management agreement pursuant to which they will manage the day to day business operations of the Company's SMR system subject to the Company's ultimate supervision and control until such time as the FCC shall approve the assignment of the licenses. Thereafter, they will assume all responsibility for operation and control of the system.

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




14.  Subsequent events (continued):
         The Company shall lease SMR equipment to the third party for a four year term at annual base rates of $ 135,000, $ 168,000, $ 208,000 and $ 229,000, payable quarterly and collateralized by the third party and their affiliate or parent company. They will have the option to extend the lease for up to three additional one year terms, provided that the lease payment will be the fair market value of the equipment as determined by the two parties in accordance with the lease provisions.

15. Selected quarterly data (unaudited):
       The following summarized certain quarterly results of operations (in thousands, except share amounts):

     Year ended June 30, 1998:                             Quarter ended
                                              ----------------------------------------
                                              September December     March      June
                                                 30,       31,        31,        30,
                                              -------    -------    -------    ------
     Expenses:

       Selling, general and administrative    $   285    $   219    $   443    $    84
       Interest                                     1         --         (1)       457
                                              -------    -------    -------    -------
                                                  286        219        442        541

     Deduct other income (expense)                 24        (49)       (40)    (1,477)
                                              -------    -------    -------    -------
     Net loss                                 $  (262)   $  (268)   $  (482)   $(2,018)
                                              =======    =======    =======    =======
     Net loss per share                       $  (.03)   $  (.03)   $  (.05)   $  (.04)
                                              =======    =======    =======    =======


     Year ended June 30, 1997:                             Quarter ended
                                              ----------------------------------------
                                              September  December    March      June
                                                 30,        31,       31,        30,
                                              -------    -------    -------    -------
     Expenses:
       Selling, general and administrative    $   342    $   706    $   360    $ 1,226
       Interest                                    --         10         32         55
                                              -------    -------    -------    -------
                                                  342        716        392      1,281

     Deduct other income (expense)                (53)        60        144     (2,535)
                                              -------    -------    -------    -------
     Net loss                                 $  (395)   $  (656)   $  (248)   $(3,816)
                                              =======    =======    =======    =======
     Net loss per share                       $  (.04)   $  (.07)   $  (.03)   $  (.44)
                                              =======    =======    =======    =======

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1998 AND 1997




15. Selected quarterly data (unaudited) (continued):
       Comtec International, Inc. common stock is traded on the OTC Electronic Bulletin Board system under the symbol of YRLSD. The following table sets forth the quarterly high and low sales prices for the periods indicated. The prices shown represent actual sales prices without retail markups, markdowns or commissions.

       Share price of common stock:
                                              1998                  1997
                                         ---------------     ---------------
                                          High     Low         High     Low

         First quarter, September 30,    $  .52   $  .24     $ 5.00    $ .94

         Second quarter, December 31,      1.80      .22       5.00     1.25

         Third quarter, March 31,           .85      .19       1.72      .45

         Fourth quarter, June 30,           .20      .09       1.05      .33

Exhibit 3.2 Bylaws of White Acquisition Group Incorporated, December 27, 1992 (former name of ComTec International, Inc., a New Mexico Corporation.)

                      WHITE ACQUISITION GROUP INCORPORATED
                           (a New Mexico corporation)


                                     BYLAWS

                                    CONTENTS


ARTICLE ONE:               SHAREHOLDERS
         1.01              Place of Meetings
         1.02              Annual Meetings
         1.03              Voting List
         1.04              Special Meetings
         1.05              Notice
         1.06              Quorum
         1.07              Majority Vote; Withdrawal of Quorum
         1.08              Method of Voting
         1.09              Record Date; Closing Transfer Books
         1.10              Action Without Meeting
         1.11              Telephone and Similar Meetings
         1.12              Order of Business at Meetings
         1.13              Oral and Written Voting
         1.14              Appointment of Inspectors

ARTICLE TWO:               DIRECTORS
         2.01              Management
         2.02              Number; Qualification; Election; Term
         2.03              Change in Number
         2.04              Removal
         2.05              Vacancies
         2.06              Election of Directors
         2.07              Place of Meetings
         2.10              Quorum; Majority Vote
         2.11              Conduct of Meetings
         2.12              Compensation
         2.13              Procedure
         2.14              Action Without Meeting
         2.15              Telephone and Similar Meetings
         2.16              Interested Directors, Officers and Security
                           holders
         2.17              Committees
         2.18              Committee Procedures
         2.19              Advisory Directors
         2.20              Authority to Execute Instruments
         2.21              Execution of certain Instruments

ARTICLE THREE:             EXECUTIVE COMMITTEE
         3.01              Designation
         3.02              Number; Qualification; Term

         3.03              Authority
         3.04              Change in Number
         3.05              Removal
         3.06              Vacancies
         3.07              Meetings
         3.08              Quorum; Majority Vote
         3.09              Compensation
         3.10              Procedure
         3.11              Action Without Meeting
         3.12              Telephone and Similar Meetings
         3.13              Responsibility

ARTICLE FOUR:              NOTICE
         4.01              Method
         4.02              Waiver

ARTICLE FIVE:              OFFICERS AND AGENTS
         5.01              Number; Qualification; Election; Term
         5.02              Removal
         5.03              Vacancies
         5.04              Authority
         5.05              Compensation
         5.06              President
         5.07              Vice President
         5.08              Secretary
         5.09              Treasurer
         5.10              Registered Agent

ARTICLE SIX:               CERTIFICATES AND SHAREHOLDERS
         6.01              Certificates
         6.02              Issuance
         6.03              Payment for Shares
         6.04              Lien
         6.05              Lost, Stolen or Destroyed Certificates
         6.06              Transfer of Shares
         6.07              Registered Owner
         6.08              Preemptive Rights
         6.09              Cumulative Voting Rights
         6.10              Transfer agents and registrars
         6.11              Conditions of Transfer
         6.12              Reasonable doubts as to right to Transfer

ARTICLE SEVEN:             GENERAL PROVISIONS
         7.01              Dividends and Reserves
         7.02              Books and Records
         7.03              Execution of Instruments
         7.04              Fiscal Year
         7.05              Indemnification
         7.06              Seal
         7.07              Resignation
         7.08              Amendment of Bylaws
         7.09              Meaning of Certain Terms

         7.10              Construction
         7.11              Table of Contents; Headings
         7.12              Relation to Articles of Incorporation
         7.13              Share Register
         7.14              Books of Account

                      WHITE ACQUISITION GROUP INCORPORATED

                                     BYLAWS

                            ARTICLE ONE: SHAREHOLDERS

1.01 Place of Meetings. Meetings of shareholders shall be held at the registered office of the corporation, or any other place within or without the State of New Mexico, as may be designated for that purpose from time to time by the Board of Directors

1.02 Annual Meetings. An annual meeting of the shareholders shall be held each year on the 1st Wednesday of September. If such a day is a legal holiday, then the meeting shall be on the next business day following. At the meeting, the shareholders shall elect directors and transact such other business as may properly be brought before the meeting. Failure to hold any annual meeting or meetings shall not work a forfeiture or dissolution of the Corporation.

1.03 Voting List. At least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at the meeting, arranged in alphabetical order, with the address of each and the number of voting shares held by each, shall be prepared by the officer or agent having charge of the stock transfer books. The list, for a period of ten days prior to the meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. The list shall also be produced and kept open at the time and place of the meeting during the whole time thereof, and shall be subject to the inspection of any shareholder during the whole time of the meeting.

1.04 Special Meetings. Special meetings of the shareholders, for any purpose of purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, or by these Bylaws, may be called by the president, the Board of Directors, or the holders of not less than ten percent (10%) of all of the shares entitled to vote at the meetings. Business transacted at a special meeting shall be confined to the purposes stated in the notice of the meeting.

1.05 Notice. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the officer or person calling the meeting, to each shareholder entitled to vote at the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the share transfer records of the corporation, with postage thereon prepaid. See also Bylaws 5.01 and 5.02.

1.06 Quorum. The holders of a majority of the shares issued and outstanding and entitled to vote there at, present in person or represented by proxy, shall be requisite and shall constitute a quorum at meetings of the shareholders for the transaction of business except as otherwise provided by statute, by the Articles of Incorporation or by these Bylaws. If a quorum is not present or represented at a meeting of the shareholders, the shareholders entitled to vote, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present or represented. At an adjourned meeting at which a quorum is present or represented, any business meeting as originally notified.

1.07 Majority Vote; Withdrawal of Quorum. When a quorum is present at a meeting, the vote of the holders of a majority of the shares having voting power, present in person or represented by proxy, shall decide any question brought before the meeting, unless the question is one on which, by express provision of the statutes, the Articles of Incorporation, or these Bylaws, a higher vote is required in which case the express provision shall govern. The shareholders present at a duly constituted meeting may continue to continue to transact business until adjournment, despite the withdrawal of enough shareholders to leave less than a quorum.

1.08 Method of Voting. Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation. At any meeting of the shareholders, every shareholder having the right to vote may vote either in person, or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. A telegram, telex, cablegram, or similar transmission by the shareholder, or a photographic, photostatic, facsimile, or similar reproduction of a writing executed by the shareholders, shall be treated as an execution in writing for purposes of this Section. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy. In the event a proxy provides for two or more persons to act as proxies, a majority of such persons present at the meeting, or if only one be present, that one, shall have all the powers conferred by the instrument upon all the persons so designated unless the proxy shall provide otherwise. Each proxy shall be revocable unless expressly provided therein to be irrevocable and unless otherwise made irrevocable by law. Each proxy shall be filed with the secretary of the corporation prior to or at the time of the meeting. Voting for directors shall be in accordance with Section 2.06 of these Bylaws. Any vote may be taken by voice or by show of hands unless someone entitled to vote objects, in which case written ballots shall be used.

1.09 Record Date; Closing Transfer Books. The Board of Directors may fix in advance a record date for the purpose of determining shareholders entitled to notice of or to vote at a meeting of the shareholders, the record date to be not less than ten nor more than fifty days prior to the meeting; or the Board of Directors may close the share transfer records for such purpose for a period of not less than ten nor more than fifty days prior to such meeting. In the absence of any action by the Board of Directors, the date upon which the notice of the meeting is mailed shall be the record date.

1.10 Action Without Meeting. Any action required by statute to be taken at a meeting of the shareholders, or any action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof and such consent shall have the same force and effect as a unanimous vote of the shareholders. The signed Consent, or a signed copy shall be placed in the minute book.

1.11 Telephone and Similar Meetings. Shareholders, directors and committee members may participate in and hold a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation in such a meeting shall constitute presence in person at the meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the grounds that the meeting is not lawfully called or convened.

1.12 Order of Business at Meetings. The order of business at annual meetings and so far as practicable at other meetings of shareholders shall be as follows unless changed by the Board of Directors:

      (1)      Call to order
      (2)      Proof of due notice of meeting
      (3)      Determination of quorum and examination of proxies
      (4)      Announcement of availability of voting list (See Bylaw
               1.03)
      (5) Reading and disposing of minutes of last meeting of shareholders
      (6)      Reports of officers and committees
      (7)      Appointing of voting inspectors
      (8)      Unfinished business
      (9)      New business
      (10)     Nomination of directors
      (11)     Opening of polls for voting
      (12)     Recess
      (13)     Reconvening; closing of polls
      (14)     Report of voting inspectors
      (15)     Other business
      (16)     Adjournment

1.13 Oral and Written Voting. Voting on any question and on all matters of agenda and procedure shall be determined in the sole discretion of the of the presiding officer except where otherwise required by law or these Bylaws.

1.14 Appointment of Inspectors. The directors, in advance of any meeting, may, but need not, appoint one or more inspectors to act at the meeting or any adjournment thereof. If an inspector or inspectors are not appointed, the person presiding at the meeting may, but need not, appoint one or more inspectors. In case any person who may be appointed as an inspector fails to appear or act, the vacancy may be filled by appointment made by the directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors, if any, shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of quorum, the validity and effect of proxies, and shall receive votes, ballots, or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or any shareholder, the inspector or inspectors, if any, shall make a report in writing of any challenge, question or matter determined by him or them and execute a certificate of any fact found by him or them.

                             ARTICLE TWO: DIRECTORS

2.01 Management. The business and affairs of the corporation shall be managed by the Board of Directors who may exercise all such powers of the corporation and do all such lawful acts and things as are not (by statute or by the Articles of Incorporation or by these Bylaws) directed or required to be exercised or done by the shareholders.

2.02 Number; Qualification; Election; Term. The Board of Directors shall consist of not less than three (3) directors, none of whom need be shareholders or residents of any particular state. The directors shall be elected at the annual meeting of the shareholders, except as provided in Bylaws 2.03 and 2.05. Each director elected shall hold office until his successor shall be elected and shall qualify.

2.03 Change in Number. The number of directors may be increased or decreased from time to time by amendment to these Bylaws but no decrease shall have the effect of shortening the term of any incumbent director. Any directorship to be filled by reason of an increase in the number of directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purposes.

2.04 Removal. Any director may be removed either with or without cause at any special or annual meeting of shareholders, by the affirmative vote of a majority in number of shares of the shareholders present, in person or by proxy, at such meeting and entitled to vote for the election of such director if notice of intention to act upon such matter shall have been given in the notice calling such meeting.

2.05 Vacancies. Any vacancy occurring in the Board of Directors (by death, resignation, removal or otherwise) may be filled by an affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office.

2.06 Election of Directors. Directors shall be elected by plurality vote. Cumulative voting shall not be permitted.

2.07 Place of Meeting. Meetings of the Board of Directors, regular or special, may be held either within or without the State of New Mexico.

2.08 Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by the board.

 2.09 Special Meetings. Special meetings of the Board of Directors may be called by the president on three days' notice to each director, either personally or by mail or by telegram. Special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors. Except as otherwise expressly provided by statute, Articles of Incorporation, or these Bylaws, neither the business to be transacted at, nor the purpose of, any special meeting need be specified in a notice or waiver of notice. See also Bylaws 4.01 and 4.02.

2.10 Quorum; Majority Vote. At meetings of the Board of Directors a majority of the number of directors fixed by these Bylaws shall constitute a quorum for the transaction of business. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, except as otherwise specifically provided by statute, the Articles of Incorporation, or these Bylaws. If a quorum is not present at a meeting of the Board of Directors, the directors present may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present.

2.11 Conduct of Meetings. Meeting of the Board of Directors shall be presided over by the following persons in the order of seniority and if present and acting - the Chairman of the Board, if any, the president, or in his absence, any director selected by the directors present. The secretary of the corporation, or in his absence, any person appointed by the presiding officer, shall act as secretary of the Board of Directors.

2.12 Compensation. By resolution of the Board of Directors, the directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. (members of the executive committee or of special or standing committees may, by resolution of the Board of Directors, be allowed like compensation for attending committee meetings.)

2.13 Procedure. The Board of Directors shall keep regular minutes of its proceedings. The minutes shall be placed in the minute book of the corporation.

2.14 Action Without Meeting. Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the Board of Directors. Such consent shall have the same force and effect as a unanimous vote at a meeting. The signed consent, or a signed copy, shall be placed in the minute book.

2.15 Telephone and Similar Meetings. See Bylaw 1.11.

2.16 Interested Directors, Officers and Security holders.

      (A) No contract or transaction between a corporation and one or more of its directors or officers, or between a corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers or have a financial interest, shall be void or voidable solely for this reason, solely because the director or officer is present at or participates in the meeting of the board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purposes, if:

               (1) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the board of directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

               (2) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the shareholders; or

               (3) The contract or transaction is fair as to the corporation as of the time it is authorized, approved, or ratified by the board of directors, a committee thereof, or the shareholders.

      (B) Common or interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or of a committee which authorizes the contract or transaction.

      (C) Non-Exclusive. This provision shall not be construed to invalidate a contract or transaction which would be valid in the absence of this provision.

2.17 Committees. The Board of Directors may appoint Committees from among its members which, in each case, shall have such duties, authority, rights and powers as the Board of Directors may determine, or as otherwise provided in these Bylaws. If not appointed as a member of any such committee, the President shall be an ex officio member of each committee so appointed by the Board of Directors.

2.18 Committee Procedures. A majority of the members of each Committee shall fix and prescribe the rules for its procedure which shall not be inconsistent with law or these Bylaws. Each Committee shall keep full and complete minutes of all its meetings and the presiding member thereof shall report all action taken to the first Directors' meetings succeeding such action. The Board of Directors may modify, alter, revise and/or approve any actions taken by any Committee; provided that no rights or acts of third parties shall be affected by any such modification, alteration or revision. The term of each member of all committees shall expire on the day of the next annual meeting of the shareholders following such member's appointment.

2.19 Advisory Directors. The Board of Directors may appoint individuals who need not be officers or employees of the Corporation to serve as Advisory Directors and may fix fees or other compensation for their attendance at meetings of the Board of Directors. Such Advisory Directors shall be ex officio members of the Board of Directors, without vote. The duties of such Advisory Directors shall be to meet with and advise the Board of Directors, but only when so requested by he President, Chairman of the Board, or majority of the Directors, with respect to all or any part of the business, affairs, policies and/or operations of the Corporation. Advisory Directors shall not be considered official members of the Board of Directors for the purposes of notice, quorum, voting requirements or liability. The term of office of each Advisory Director shall be at the pleasure of the Board of Directors, but shall always expire on the day of the annual meeting of shareholders following the appointment of such Advisory Director.

2.20 Authority to execute Instruments. These Bylaws provide certain authority for the execution of instruments. The Board of Directors, except as otherwise provided in these Bylaws, may additionally authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of an on behalf of the Corporation, and such authority may be general or confined to specific instances. Unless expressly authorized by these have any power or authority to bind the Corporation by an contract or engagement nor to pledge its credit nor to render it liable pecuniarily for any purpose or in any amount.

2.21 Execution of certain Instruments. Formal contracts or the Corporation, promissory notes, deeds, deeds of trust, mortgages, pledges, and other evidences of indebtedness of the Corporation, other corporate documents, and certificates of ownership of liquid assets held by the Corporation shall be signed or endorsed by the President or any Vice President and by the Secretary or the Treasurer, unless otherwise specifically determined by the Board of Directors or otherwise required by law.

                       ARTICLE THREE: EXECUTIVE COMMITTEE

3.01 Designation. The Board of Directors may, by resolution adopted by a majority of the whole board, designate an executive committee. The designation of a committee of the Board of Directors and the delegation thereto of authority shall not operate to relieve the board of directors, or any member thereof, of any responsibility imposed by law.

3.02 Number; Qualification; Term. The executive committee shall consist of one or more directors, one of whom shall be the president. The executive committee shall serve at the pleasure of the Board of Directors.

3.03 Authority. The executive committee, to the extent provided in such resolution, shall have and may exercise all of the authority of the Board of Directors in the management of the business and affairs of the corporation, including authority over the use of the corporate seal. However, the executive committee shall not have the authority of the board in reference to:


      (A)      Reduce earned or capital surplus;

      (B)      Approve a plan of merger not requiring shareholder approval;

      (C) Approve or recommend to shareholders actions or proposals required by the New Mexico Corporation Code to be approved by shareholders;

      (D)      Declare dividends or distributions;

      (E) Authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by board of directors;

      (F)      Amend the bylaws;

      (G) Fill vacancies on the board of directors or any committee thereof;

      (H) Authorize or approve the issuance or sale of, or any contract to issue or sale, shares or designate the terms of a series of a class of shares;

3.04 Change in Number. The number of executive committee members may be increased or decreased from time to time by resolution adopted by a majority of the whole Board of Directors.

3.05 Removal. Any member of the executive committee may be removed by the Board of Directors by the affirmative vote of a majority of the whole board, whenever in its judgment the best interests of the corporation will be served thereby.

3.06 Vacancies. A vacancy occurring in the executive committee (by death, resignation, removal or otherwise) may be filled by the Board of Directors in the manner provided for original designation in Bylaw 3.01.

3.07 Meetings. Time, place and notice, (if any) of executive committee meetings shall be determined by the executive committee. See also Bylaws 4.01 and 4.02.

3.08 Quorum; Majority Vote. At meetings of the executive committee, a majority of the number of members designated by the Board of Directors shall constitute a quorum for the transaction of business. The act of a majority of the members present at any meeting at which a quorum is present shall be the act of the executive committee, except as otherwise specifically provided by statute, the Articles of Incorporation, or these Bylaws. If a quorum is not present at a meeting of the executive committee, the members present may adjourn the meting from time to time, without notice other than an announcement at the meeting, until a quorum is present.

3.09 Compensation. See Bylaw 2.12.

3.10 Procedure. The executive committee shall keep regular minutes of its proceedings and report the same to the Board of Directors when required. The minutes of the proceedings of the executive committee shall be placed in the minute book of the corporation.

3.11 Action Without Meeting. Any action required or permitted to be taken at a meeting of the executive committee may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the executive committee. Such consent shall have the same force and effect as a unanimous vote at a meeting. The signed consent, or a signed copy, shall be placed in the minute book.

3.12 Telephone and Similar Meetings. See Bylaw 1.11.

3.13 Responsibility. The designation of an executive committee and the delegation of authority to it shall not operate to relieve the Board of Directors, or any members thereof, of any responsibility imposed upon it or him by law.

                              ARTICLE FOUR: NOTICE

4.01 Method. Whenever by statute, the Articles of Incorporation, these Bylaws, or otherwise, notice is required to be given to a director, committee member, or security holder, and no provision is made as to how the notice shall be given, it shall not be construed to mean personal notice, but any such notice may be given: (a) in writing, by mail, postage prepaid, addressed to the director, committee member, or security holder at the address appearing on the books of the corporation; or (b) in any other method permitted by law. Any notice required or permitted to be given by mail shall be deemed given at the time when the same is thus deposited in the United States mail.

4.02 Waiver. Whenever, by statute or the Articles of Incorporation or these Bylaws, notice is require to be given to a security holder, committee member, or director, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated in such notice, shall be equivalent to the giving of such notice. Attendance at a meeting shall constitute a waiver of notice of such meeting, except where a person attends for the express purpose of objecting to the transaction of any business on the grounds that the meeting is not lawfully called or convened.

                        ARTICLE FIVE: OFFICERS AND AGENTS

5.01 Number; Qualification; Election; Term.

      (A) The corporation shall have: (1) a president, a vice president, a secretary and a treasurer; and (2) such other officers (including a chairman of the board and vice presidents) and assistant officers and agents as the Board of Directors may think necessary. In its discretion the board of directors may leave unfilled any office except those of president and secretary.

      (B) No officer or agent need by a shareholder, a director or a resident of New Mexico.

      (C) Officers name in Bylaw 5.01(A) shall be elected by the Board of Directors ont he expiration of an officer's term or whenever a vacancy exists and may be elected by the board at any meeting.

      (D) Unless otherwise specified by the board at the time of election or appointment, or in an employment contract approved by the board, each officer's and agent's term shall end at the first meeting of directors after the next annual meeting of shareholders. He shall serve until the end of his term or, if earlier, his death, resignation, or removal.

      (E) Any two or more offices may be held by the same person, except he offices of president and secretary.

5.02 Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the corporation will be served thereby. Such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

5.03 Vacancies. Any vacancy occurring in any office of the corporation (by death, resignation, removal or otherwise) may be filled by the Board of Directors.

5.04 Authority. Officers and agents shall have such authority and perform such duties in the management of the corporation as are provided in these Bylaws or as may be determined by resolution of the Board of Directors not inconsistent with these Bylaws.

5.05 Compensation. The compensation of the president, all vice-presidents, the secretary and the treasurer may be fixed by the Board of Directors, but the compensation of all minor officers and all other agents and employees of the Corporation may be fixed by the president, unless by resolution the Board of Directors shall determine otherwise; provided, however, that without the express approval of the Board of Directors the president may not enter into any employment agreement on behalf of the Corporation with any person which may not be terminated by the Corporation either at will or upon thirty (30) days written notice.

5.06 President. The president shall be the chief executive officer of the corporation; he shall preside at all meetings of the shareholders and the Board of Directors, shall have general and active management of the business and affairs of the corporation, shall see that all orders and resolutions of the board are carried into effect. He shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe.

5.07 Vice President. The vice presidents, if any shall have been elected, in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the president, perform the duties and have the authority and exercise the powers of the president. They shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the president may from time to time delegate.

5.08 Secretary.

      (A) The secretary shall attend all meetings of the Board of Directors and all meetings of the shareholders and record all votes, actions and the minutes of all proceedings in a book to be kept for that purpose and shall perform like duties for the executive and other committees when required.

      (B) He shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the Board of Directors.

      (C) He shall keep in safe custody the seal of the corporation and, when authorized by the Board of Directors or the executive committee, affix it to any instrument requiring it. When so affixed, it shall be attested by his signature or by the signature of the treasurer or an assistant secretary.

      (D) He shall be under the supervision of the president. He shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the president may from time to time delegate.

5.09 Treasurer.

      (A) The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements of the corporation and shall deposit all moneys and other valuables in the name and to the credit of the corporation in depositories designated by the Board of Directors.

      (B) He shall disburse the funds of the corporation as ordered by the Board of Directors, and prepare financial statements as they direct.

      (C) If required by the Board of Directors, he shall give the corporation a bond (in such form, in such sum, and with such surety or sureties as shall be satisfactory to the board) for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.


      (D) He shall perform such other duties and have such other authority and powers as the Board of Directors may from time to time prescribe or as the president may from time to time delegate.

                   ARTICLE SIX: CERTIFICATES AND SHAREHOLDERS

6.01 Certificates. Certificates in the form determined by the Board of Directors shall be delivered representing all shares to which shareholders are entitled. Certificates shall be consecutively numbered and shall be entered in the books of the corporation as they are issued. Each certificate shall state on its face the holder's name, the number and class of shares, the par value of shares or a statement that such shares are without par value, and such other matters as may be required by law. It shall be signed by the president or a vice president and such other officer or officers as the Board of Directors shall designate, and may be sealed with the seal of the corporation or a facsimile thereof. If a certificate is registered by a registrar (either of which is other than the corporation or an employee of the corporation), the signature of any officer may be facsimile.

6.02 Issuance. Shares (both treasury and authorized but unissued) may be issued for such consideration (not less than par value) and to such persons as the Board of Directors may determined from time to time. Shares may not be issued until the full amount of the consideration, fixed as provided by law, has been paid.

6.03 Payment for Shares.

      (A) Kind. The consideration for the issuance of shares shall consist of money paid, labor done, (including services actually performed for the corporation) or property (tangible or intangible) actually received. Neither promissory notes nor the promise of future services shall constitute payment for shares.

      (B) Valuation. In the absence of fraud in the transaction, the judgment of the Board of Directors as to the value of consideration received shall be conclusive.

      (C) Effect. When consideration, fixed as provided by law, has been paid, the shares shall be deemed to have been issued and shall be considered fully paid and nonassessable.

      (D) Allocation of Consideration. The consideration received for shares shall be allocated by the Board of Directors, in accordance with law, between stated capital and capital surplus accounts.

6.04 Lien. For any indebtedness of a shareholder to the corporation, the corporation shall have a first and prior lien on all shares of its stock owned by him and on all dividends or other distributions declared thereon.

6.05 Lost, Stolen or Destroyed Certificates. The corporation shall issue a new certificate in place of any certificate for shares previously issued if the registered owner of the certificate:

      (A) Claim. Makes proof in affidavit form that it has been lost, destroyed or wrongfully taken; and

      (B) Timely Request. Requests the issuance of a new certificate before the corporation has notice that the certificate has been acquired by a purchaser for value in good faith and without notice of an adverse claim; and

      (C) Bond. Gives a bond in such form, and with such surety or sureties, with fixed or open penalty, as the corporation may direct, to indemnify the corporation (and its transfer agent and registrar, if any) against any claim that may be made on account of the alleged loss, destruction, or theft of the certificate; and

      (D) Other Requirements. Satisfies any other reasonable requirements imposed by the corporation. When a certificate has been lost, apparently destroyed or wrongfully taken, and the holder of record fails to notify the corporation within a reasonable time after he has notice of it, and the corporation registers a transfer of the shares represented by the certificate before receiving such notification, the holder of record is precluded from making any claim against the corporation for the transfer or for a new certificate.

6.06 Transfer of Shares. Shares of the Corporation may be transferred by endorsement by the signature of the owner, his agent, attorney, or legal representative, and the delivery of the certificate. The transferee in any transfer of shares shall be deemed to have full notice of, and to consent to, the Bylaws of the corporation to the same extent as if he had signed a written assent thereto.

6.07 Registered Owner. Prior to the due presentment for registration of transfer of a certificate for shares, the corporation may treat the registered owner as the person exclusively entitled to vote, to receive notices and otherwise to exercise all the rights and powers of a shareholder.

6.08 Preemptive Rights. Shareholders or other persons shall not have preemptive rights.

6.09 Cumulative Voting. Shareholders or other persons shall not have cumulative voting rights.

6.10 Transfer agents and registrars. The Board of Directors may appoint one or more transfer agents or transfer clerks, and one or more registrars, at such times and places as the requirements of the Corporation may necessitate and the Board of Directors may designate. Each registrar appointed, if any, shall be an incorporated bank or trust company, either domestic or foreign.

6.11 Conditions of Transfer. The party in whose name shares of stock stand on the books of the Corporation shall be deemed the owner thereof as regards the Corporation, provided that whenever any transfer of shares shall be made for collateral security, and not absolutely, and prior written notice thereof shall be given to the Secretary of the Corporation, or to its transfer agent, if any, such fact shall be state in the entry of the transfer.

6.12 Reasonable doubts as to right to Transfer. When a transfer of shares is requested and there is reasonable doubt as to the rights of the person seeking the transfer, the Corporation or its transfer agent, before recording the transfer of shares in its books or issuing any certificate therefor, may require from the person seeking the transfer reasonable proof of that person's right to the transfer. If there remains a reasonable doubt of the right to the transfer, the Corporation may refuse a transfer unless the person gives adequate security or a bond of indemnity executed by a corporate surety or by two individual sureties satisfactory to the Corporation as to form, amount, and responsibility of sureties. The bond shall be conditioned registrars, or any of them, against any loss, damage, expense, or other liability to the transfer or the issuance of a new certificate for shares.

                        ARTICLE SEVEN: GENERAL PROVISIONS

7.01 Dividends and Reserves.

      (A) Declaration and Payment. Subject to statute and the Articles of Incorporation, dividends on the outstanding shares may be declared by the Board of Directors at any annual, regular or special meeting and may be paid in cash, in property, or in shares of the corporation. The declaration and payment shall be at the discretion of the Board of Directors.

      (B) Record Date. The Board of Directors may fix in advance a record date for the purpose of determining shareholders entitled to receive payment of any dividend, the record date to be not more than fifty days prior to the payment date of such dividend, or the Board of Directors may close the stock transfer books for such purpose for a period of not more than fifty days prior to the payment date of such dividend. In the absence of any action by the Board of Directors, the date upon which the board of directors adopts the resolution declaring the dividend shall be the record date.

      (C) Reserves. By resolution the Board of Directors may create such reserve or reserves out of the earned surplus of the corporation as the directors from time to time, in their discretion, think proper to provide for contingencies, or to equalize dividends, or to repair or maintain any property of the corporation, or for any other purpose they think beneficial to the corporation. The directors may modify or abolish any such reserve in the manner in which it was created.

7.02 Books and Records. The corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and Board of Directors, and shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addressed of all shareholders and the number and class of the shares held by each.

7.03 Execution of Instruments. All corporate instruments and documents are to be so signed or counter-signed, executed, verified or acknowledged by such officer or officers or other person or persons as the board may from time to time elect to designate.

      All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation, and in such manner as shall be determined from time to time by resolution of the board.

7.04 Fiscal Year. The fiscal year of the corporation shall end on June 30th, or as set by the Board of Directors.

7.05 Indemnification.

               (A) The corporation shall indemnify any person made a party to an action or proceeding by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person, that person's testator or intestate, is or was a director, officer or employee of the corporation against the reasonable expenses, including attorneys' fees actually and necessarily incurred by such person in connection with the defense of such action or proceeding, or in connection with the appeal therein, except in relation to matters as to which such person is adjudged to have breached a duty to the corporation; and

               (B) The corporation shall indemnify any person made or threatened to be made a party to an action or proceeding other than one by or in the right of the corporation to procure a judgment in its favor, whether civil or criminal, including any action by or in the right of any other corporation of any type or kind, domestic or foreign, which any director officer or employee of the corporation served in any capacity at the request of the corporation, by reason of the fact that such person, such person's testator or intestate, was a director or officer or employee of the corporation, or served such other corporation in any capacity against judgments, fines, amounts paid in settlement and reasonable expenses, including attorney's fees actually and necessarily incurred as a result of such action or proceeding, or any appeal therein, if such person acted in good faith, for a purpose which he reasonably believed to be in the best interests of the corporation and, in criminal actions or proceedings, in addition had no reasonable cause to be believe that such person's conduct was unlawful.


7.06 Seal. The corporation seal (of which there may be one or more exemplars) shall contain the name of the corporation and the name of the state of incorporation. The seal may be used by impressing it or reproducing a facsimile of it, or otherwise. The seal on the certificates for shares or on any corporate obligation for the payment of money may be facsimile, engraved or printed.

7.07 Resignation. Any director, committee member, officer or agent may resign by giving written notice to the president or the secretary. The resignation shall take effect at the time specified therein, or immediately if no time is specified. Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

7.08 Amendment of Bylaws.

               (A) These Bylaws may only be altered, amended, or repealed at any meeting of the Board of Directors at which a quorum is present, by the affirmative vote of a majority of the directors present at such meeting, provided the directors have received notification of the proposed alteration, amendment, or repeal at least three days prior to the meeting.


               (B) These Bylaws may also be altered, amended or repealed at any meeting of the Shareholders at which a quorum is present or represented, by the affirmative vote of the holders of a majority of the shares present or represented at the meeting and entitled to vote there at, provided notice of the proposed alteration, amendment or repeal is contained in the notice of the meeting.


7.09 Meaning of Certain Terms. As used herein in respect of the right to notice of a meeting of shareholders or a waiver thereof or to participate or vote there at or to consent or dissent in writing in lieu of a meeting, as the case may be, the term "share" or "shares" or "shareholder" or "shareholders" refers to an outstanding share or shares and to a holder or holders of record of outstanding shares when the corporation is authorized to issue only one class of shares, and said reference is also intended to include any outstanding share or shares and any holder or holders of record of outstanding shares of any class upon which or upon whom the Articles of Incorporation confer such rights where there are two or more classes or series of shares or upon which or upon whom the New Mexico Corporation Code confers such rights notwithstanding that the Articles of Incorporation may provide for more than one class or series of shares, one or more of which are limited or denied such rights thereunder.

7.10 Construction. Whenever the context so requires, the masculine shall include the feminine and neuter, and the singular shall include the plural, and conversely. If any portion of these Bylaws shall be invalid or inoperative, then, so far as is reasonable and possible:

      (A) The remainder of these Bylaws shall be considered valid and operative, and

      (B) Effect shall be given to the intent manifested by the portion held invalid or inoperative.

7.11 Table of Contents; Headings. The table of contents and headings are for organization, convenience, and clarity. In interpreting these Bylaws, they shall be subordinated in importance to the other written material.

7.12 Relation to Articles of Incorporation. These Bylaws are subject to, and governed by, the Articles of Incorporation.

7.13 Share Register. The Corporation shall keep at the registered or principal office, or at the office of the transfer agent, a share register, showing the names of the Shareholders, their addresses, the number and class of shares issued by each, the number and date of certificates issued for such shares, and the number and date of cancellation of every certificate surrendered for cancellation. The above specified information may be kept on an information storage device such as electronic data processing equipment, provided that the equipment is capable of reproducing the information in clearly legible form for the purposes of inspection by any shareholder, Director, Officer, or agent of the Corporation during regular business hours. If the Corporation elects taxation under Internal Revenue Code Section 1244 or Subchapter S. the officer issuing shares shall ensure that the appropriate requirements regarding issuance of share are maintained in effect.

7.14 Books of Account. The Corporation shall maintain correct and adequate accounts of its properties and business transactions, including accounts of its assets, liabilities, receipts, disbursement, gains, losses, capital, surplus, and shares. The corporate bookkeeping procedures shall conform to accepted accounting practices for the business or businesses in which the Corporation is engage. Subject to the foregoing, the chart of financial accounts shall be taken from, and designed to facilitate preparation of, current corporate tax returns. Any surplus, including earned surplus, paid-in surplus, and surplus arising from a reduction of stated capital, account. If the Corporation elects taxation under Internal Revenue Code Section 1244 or Subchapter S, the officers and agents maintaining the books of account and issuing shares shall ensure that the appropriate requirements are maintained in effect.

                                     * * * *

                           SIGNATURES AND ATTESTATION

Adopted by the Board of Directors on this 27th day of December, 1992.

                                            s/Robert E. Barbee
                                            -------------------------------
                                            Robert E. Barbee, Director

                                            s/Tasso Getsos
                                            -------------------------------
                                            Tasso Getsos, Director

                                            s/G.W. Aubrey
                                            -------------------------------
                                            G.W. Aubrey, Director

Exhibit 10.10 Minutes of Board of Directors Meeting dated January 15, 1999.

                           ComTec International, Inc.
                                Quarterly Meeting
                           BOARD OF DIRECTORS MEETING
                                January 15, 1999

On January 15, 1999 a regular quarterly meeting of the BOARD OF DIRECTORS of ComTec International, Inc. was held at the offices of the Corporation on the date and time previously specified for a regular quarterly meeting of the board of directors, notice of meeting is waived and the undersigned directors take, ratify, confirm and approve the following actions as if at a duly called and formally noticed meeting:

James J. Krejci, acting chairman, called the meeting to order with the following agenda presented to the Board of Directors:

         (1) Acceptance of recorded minutes of last meeting of the Board of Directors.
         (2)  Ratification of the sale of giant LED Screens to LanStar
              Computer  Products,  Inc.
         (3) Ratification of the letter of intent with Chadmoore Wireless Group, Inc.
         (4) Purchase of an insurance policy for Director and Officer Liability Insurance
         (5) Recognition of liability for common stock issuance to Marc Maassen as outside director compensation to Mr. Maassen
         (6) Conversion of the Corporation from a New Mexico Corporation to a Delaware Corporation
         (7)  Employment  Contract and compensation  issues with Mr. Krejci
         (8)  Employment  Contract and  compensation  issues with Mr.  Dihle
         (9) Filing of 8K to update recent events involving the Corporation sale of LED Screens.

Following opening formalities, a review of the agenda and reading of prior board of director minutes, the business of the meeting began.

The Chairman provided the Board with the copies of recorded minutes of last meeting of the Board of Directors held November 11, 1998. The Board unanimously approved the reported minutes of the special meeting of directors as recorded for November 11, 1998.

The Chairman raised the issue of the need to formally ratify the sale of giant LED Screens to LanStar Computer Products, Inc. The Chairman provided the Board with the copies of the final Purchase Agreement and Promissory Note executed by LanStar Computer Products, Inc. on December 31, 1998.

After discussion, presentation of the issue and vote thereon the members of the Board unanimously determined that:

          RESOLVED: That the Board of Directors of the Corporation hereby authorizes and ratifies the sale of giant LED Screens to LanStar Computer Products, Inc. pursuant to the Purchase Agreement and Promissory Note executed by LanStar Computer Products, Inc. on December 31, 1998.

The Chairman raised the issue of the need to formally ratify the letter of intent with Chadmoore Wireless Group, Inc., which letter of intent calls for the potential sale of FCC license and associated business owned by American Wireless Network, Inc. together with the lease of equipment owned by American Wireless Network, Inc. to Chadmoore Wireless Group, Inc. The Chairman provided the Board with the copies of the letter of intent executed by Chadmoore Wireless Group, Inc. on December, 1998.

After discussion, presentation of the issue and vote thereon the members of the Board unanimously determined that:

          RESOLVED: That the Board of Directors of the Corporation hereby authorizes and ratifies the letter of intent with Chadmoore Wireless Group, Inc.

         FURTHER RESOLVED: That the officers of the Corporation are authorized and directed to move forward to complete and execute a detailed formalized contract with Chadmoore Wireless Group, Inc. and finalize all arrangements for the sale and lease as outlined in the letter of intent.

The Chairman raised the issue of the need to provide director compensation by payment of .001 par value common shares of the Company to Marc Maassen as remuneration to this individual for director services to the Company. The qualified stock option plan ratified by the shareholders at the annual meeting of the Corporation on March 28, 1997, calls for issuance of options to each outside director for a total of 14,000 shares. Additional discussion called for the authorization of 36,000 additional shares to Mr. Maassen given that Mr. Maassen is serving as a director without cash compensation.

After discussion, presentation of the issue and vote thereon, with Mr. Maassen abstaining, the two voting members of the Board unanimously determined that:

         RESOLVED: That the Board of Directors of the Corporation hereby authorizes and directs its Transfer Agent to issue stock certificates of ComTec International, Inc. for shares of the $.001 par value common stock of ComTec International, Inc. to Marc Maassen in the amounts described below:

         Director Compensation: .001 par value common shares to be issued to Marc Maassen: 36,000 shares. These shares are to be valued at 80% of the closing bid price as of 1/15/99 (.023) for total of $662.40

         FURTHER RESOLVED: That the Board of Directors of the
         Corporation hereby authorizes issuance of a option to Marc Maassen for 14,000 shares of .001 par value common shares in accordance with the Corporation's qualified stock option plan.

The Chairman raised the issue of the desirability of director and officers liability insurance and presented the opportunity to purchase an insurance policy for Director and Officer Liability Insurance. After review and discussion of the issues of cost versus benefits to the Corporation the issue of whether to purchase directors and officers liability insurance was put to vote.

After discussion, presentation of the issue and vote thereon, the members of the Board unanimously determined that:

         RESOLVED: That the Board of Directors of the Corporation hereby authorizes and empowers the Corporation's officers to purchase the available policy of Directors and Officers Liability Insurance.

Mr. Dihle raised the concept of converting the Corporation from a New Mexico Corporation to a Delaware Corporation in order to achieve certain corporate advantages and added corporate flexibility offered by Delaware statutes which are not available under New Mexico law. The issue of converting ComTec International, Inc. to a Delaware corporation and related matters of costs and necessary shareholder approvals was discussed.

After discussion, presentation of the issue and vote thereon, the members of the Board unanimously determined that:

         RESOLVED: That the Board of Directors of the Corporation hereby directs and authorizes the Corporation's secretary and general counsel prepare documents and presentations necessary for inclusion of the issue of whether to convert the Corporation to a Delaware Corporation in the Corporation's proxy and proxy solicitation to be presented to its shareholders at its next annual meeting.

The Chairman raised the issue of the desirability of resolving employment contract and compensation issues with Mr. Krejci and Mr. Dihle.

On February 16, 1998, the Company entered into a letter agreement, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. On August 26, 1998 Mr. Krejci was elected to the Corporation's Board of Directors. On September 2, 1998 Mr. Krejci was appointed as CEO of President of the Corporation. The letter agreement calls for a minimum three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in monthly increments to equal to a total of 5% of the Company's outstanding common shares over a three year period. Options to obtain an additional 5% of the Company's outstanding common shares are conditioned upon the Company reaching certain financial and administrative goals within established timelines. Pursuant to the Board of Directors Resolution at the meeting held October 7, 1998, Mr. Krejci's existing letter agreement was modified to provide that the stock options provided to him by that agreement shall have a strike price equal to 80% the closing bid price of the Corporation's common stock on 9-2-98 of $.07 ($.056 per share).

Discussion was then had concerning the current condition, future prospects, financing and business developments related to the Corporation. The personal financial needs and continuing sacrifice of the ability to pursue other opportunities by the individual officers in order to maintain, protect and develop the potential of the Corporation for the benefit of the shareholders was discussed. The directors agreed that although the Corporation has great future potential, it is currently in an uncertain and volatile position and its future is unpredictable. Mr. Krejci requested that his employment contract contain specific conditions concerning additional early vesting of stock options and continuation of salary in the event of termination without cause or due to a change in control or direction of the Corporation in the future. Typical compensation and termination packages for executives of similar size public and quasi public corporations were reviewed and discussed.

After discussion, presentation of the issue and vote thereon, with Mr. Krejci abstaining, the two voting members of the Board unanimously determined that:

         RESOLVED: We agree and understand that the Corporation is currently in an uncertain and volatile position and its future is unpredictable. The promise of potential future benefit in the form of the stock options to Mr. Krejci is provided as reward for past loyalty, as an incentive to participate in the growth of the Company, and to provide potential rewards for foregoing other opportunities and assuming the risk and responsibility of long term employment as a member of ComTec's executive management team. Since changes in control and/or direction of ComTec are a possibility, and the future is certainly changeable, the following paragraphs shall be made a part of the employment contract with respect to Mr. Krejci's employment as CEO and President of ComTec and American Wireless Network, Inc. ("Executive").

               Termination by Company without Cause. The Company may at any time, in its sole discretion, terminate the employment of Executive hereunder, without cause, by written notice to Executive. In the event of termination of Executive's employment by the Company under this Section without Cause (as defined below), Executive shall be entitled:
                a. to receive immediate vesting of all stock options to which Executive would have been entitled had his employment continued through the full term of his employment contract;
                b. reimbursement of any expenses otherwise reimbursable hereunder;
                c. all salary earned through the date of such termination and for an additional thirty six months after notice of termination, payable in one lump sum at the date of termination.
                d. such other and additional benefits provided under the employment contract as may by its terms then be applicable.
              Termination "without cause" for purposes of this agreement shall mean (1) any reason which is not specifically defined as "Termination Due to Executive's Death or Disability" or "Termination With Cause" in the sections below; or (2) the substantial diminution of authority, duties and/or responsibilities of Executive due to a change of control, management or direction of the Company.

              Termination by Company Due to Executive's Death or Disability. In the event of Executive's death or if
         Executive is unable to perform his duties hereunder by reason of illness or other physical or mental infirmity for a period of one hundred eighty (180) consecutive days, the Company may terminate Executive's employment hereunder. In the event of such termination, Executive (or his Estate) shall be entitled: a. to receive, at times otherwise payable and subject to the other provisions of this Agreement, all of the stock options then accrued and vested in Executive together with such other and additional benefits provided under the employment contract as may by its terms then be applicable. b. all salary earned through the date of such termination and reimbursement of any expenses otherwise reimbursable hereunder;

              Termination by Executive. In the event Executive terminates his employment hereunder other than by reason of a material breach of the provisions of this Agreement by the Company, the Company shall pay any salary and expenses otherwise reimbursable accrued through the date of such termination, and, except as otherwise expressly provided this employment contract in the event that Executive then has qualified by age and service for retirement benefits under this employment contract, the Company shall have no other obligation to Executive hereunder, or otherwise with respect to his employment by the Company.

              Termination by Company for Cause. The Company may at any time terminate the employment of Executive hereunder for "Cause," as defined below, in accordance with the following procedure. First, the Company shall give
         Executive written notice to the effect that the Board of the Company intends to consider such termination, stating the time and place of the meeting of the Board for such purpose. Second, Executive shall be afforded the opportunity to address the Board at such meeting with respect to the appropriateness of such termination. Third, if the Board determines that Cause exists, by means of such procedures and based on such evidence as it may deem sufficient in the circumstances, it shall notify Executive of such determination, whereupon Executive's employment hereunder shall terminate.
         The Board's good faith determination of the existence of Cause shall be final. As used in the Agreement, "Cause" means (i) the failure or refusal of Executive to substantially perform his duties hereunder (other than any such failure resulting from Executive's incapacity due to physical or mental illness), after written notice from the Company stating the duties Executive is believed to be failing or refusing to perform and stating a reasonable period to cure such failure or refusal and the manner in which such cure may be effected; or (ii) an act or acts of dishonesty by Executive involving the Company; or (iii) conduct of Executive which is materially injurious to the Company, monetarily or otherwise, and the injurious effect of which conduct was known or reasonably should have been known to Executive; or (iv) material breach by Executive of this Agreement; or (v) commission by Executive of a felony.
         In the event Executive's employment hereunder is terminated by the Company for Cause pursuant to this Section, the Company shall pay to Executive any salary accrued through the date of such termination. The Company shall remain obligated to provide or pay such other and additional benefits provided under the employment contract as may by its terms then be vested and applicable.

              Non-Competition Covenant. Executive shall not, during the term of his employment by the Company and for the one-year period immediately following the end of his employment by the Company, (a) unless Executive's employment by the Company was terminated by the Company without Cause, as defined above, act as an officer, director, employee, partner, or agent of, or invest in or lend money to, or own, directly or indirectly, any interest in, or participate in the control of, any corporation, partnership, joint venture or other business organization which has an office or business located within the States of Colorado and which is engaged in the same business as the Company or offer to any person employed by the employment with any business entity with which Executive may become associated in any capacity other than the Company.

             Confidential Information. Executive shall not, except in the performance of his duties hereunder and for the benefit of the Company, disclose or reveal to any unauthorized person any confidential information of the Company relating to the Company, to its subsidiaries or affiliates, or to any of the businesses operated by them, or any business invested in or funded by the Company, and Executive confirms that such information constitutes the exclusive property of the Company.

         FURTHER RESOLVED: That since Mr. Krejci's one year anniversary is February 16, 1999, the Board will as soon as practical review Mr. Krejci's compensation package in accordance with the spirit of ordinal letter agreement and the additional duties and responsibilities undertaken by Mr. Krejci.

The Chairman than requested that a preliminary letter agreement negotiated between the Corporation's President and Mr. Dihle providing for Mr. Dihle to receive a set monthly salary, potential bonuses and stock options vesting over a three year period with a strike price based upon 80% of the market price of the Corporation's common stock as of 9/2/98, ($.056 per share) the date of Mr. Dihle's appointment by the board as acting Secretary/Treasurer, be ratified by the Board of Directors.

After discussion, presentation of the issue and vote thereon, with Mr. Dihle abstaining, the remaining Board members unanimously determined that:

         RESOLVED: That the letter agreement dated January 4, 1999, executed by Mr. Krejci as President of ComTec and American Wireless Network, Inc. and by Mr. Dihle as Executive, a copy of which is attached hereto and incorporated by reference, is hereby ratified and accepted by the Board.

         FURTHER RESOLVED: That the officers of the Corporation shall move forward as time permits to complete a detailed formalized contract with Mr. Dihle.

The Chairman raised the issue of the need for Filing of an 8K to update recent events involving the sale of the giant LED screens to LanStar Computer Products, Inc.

After discussion, presentation of the issue and vote thereon, the Board unanimously determined that:

         RESOLVED: that Gordon Dihle is directed and authorized to approve, execute and file an 8K to update recent events involving the sale of the giant LED screens to LanStar
         Computer Products, Inc.

Mr. Dihle then presented and the Board discussed a preliminary business plan for a Business Development Company, said plan to be potentially used as the business plan for operations of a subsidiary of the Company. After review and discussion of the plan, Mr. Dihle was directed to continue development of the plan and Mr. Krejci indicated that he would began making inquiries as to potential clients of the proposed business development company.

The Chairman raised the issue of the need to set date for next scheduled meeting of Board of Directors.

It was previously determined that the Corporation's Board of Directors would hold regular meetings on a quarterly basis.

After discussion, presentation of the issue and vote thereon, the Board unanimously determined that:

         RESOLVED: the next scheduled meeting of the Board of Directors shall be April 15th, 1999 at 2:00 P.M. Denver time, to be held at the offices of the Corporation at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado.

There being no further business, the meeting upon motion made, seconded and unanimously approved, was adjourned.

Dated and effective this 15th Day of January, 1999.

s/James J. Krejci                                        s/Gordon Dihle
______________________________________________  ATTEST:_________________________
James J. Krejci, Chairman of the Board                 Gordon Dihle, Secretary

s/Marc Maassen
----------------------------------------------
Marc Maassen, Member of the Board of Director

s/Gordon D. Dihle
----------------------------------------------
Gordon D. Dihle, Member of the Board of Directors

Exhibit 10.11 Letter Agreement between the Company and Gordon Dihle dated January 4, 1999

                           ComTec International, Inc.
                             9350 East Arapahoe Road
                                    Suite 340
                               Englewood, CO 80112
                          303-662-8373 FAX 303-662-8485


January 4, 1999

Gordon Dihle
4881 South Amaro Drive
Evergreen, CO  80439

Dear Gordon:

         We appreciate the time and efforts you've put forth on behalf of ComTec International, Inc. and American Wireless Network, Inc. as well as other subsidiaries in the past four months as general counsel and acting secretary and treasurer. This letter confirms in principal the basic terms of our agreement for your employment with ComTec International, Inc., and American Wireless Network, Inc. as well as other existing or future subsidiaries.

We are pleased to offer you a contractual salaried position as Chief Financial Officer, Secretary, Treasurer and General Counsel of ComTec International, Inc. and American Wireless Network, Inc. as well as possible current or future subsidiaries. The official start date will be January 1, 1999.

         This letter will establish a minimum of a three-year employment contract and incentive stock options which could give you the opportunity to control and purchase 7.5% of ComTec International, Inc. within the term of the contract. The initial options will be granted to you on your start date and vesting will occur based on time schedules and performance criteria to be identified in your formal employment agreement. The option price will be 80% of the closing bid price of ComTec on September 2, 1998, ( $.056 - 80% of the closing bid price of $.07 per share) as was discussed in the board of directors resolution of October 7, 1998. The final details of the contract might take some time to complete but you agree to start immediately based upon this letter agreement.

         The following basic salary, option earn-in and other pertinent items are agreed:

                  Starting Salary: $7500 per month plus health insurance benefits.

                  Increase Salary: Semiannual reviews (every 6 and 12 months), predicated upon meeting milestone goals, financing, cash flow, Company achievements and your personal performance.

         Cash Bonus:
                  A year-end cash bonus will be considered in the first month following the prior year's close of business. The amount will be determined based on both Company and personal performance.

         Business Expenses:
                  All business related expenses, including travel and applicable continuing education, will be arranged for and paid directly by the Company or reimbursed by the Company on a timely basis.

         Stock Options Vesting - upon completion of each successive one year period:

                  Year One - Option Vesting 33.33% of total option - (2.5% of ComTec outstanding common stock)

                  Year Two - Option Vesting 33.33% of total option - (2.5% of ComTec outstanding common stock)

                  Year Three - Option Vesting 33.33% of total option - (2.5% of ComTec outstanding common stock)

         We agree and understand that ComTec is currently in an uncertain and volatile position and its future is unpredictable. The promise of potential future benefit in the form of the stock options described above is provided as reward for past loyalty, as an incentive to participate in the growth of the Company and to provide potential rewards for foregoing other opportunities and assuming the risk and responsibility of long term employment as a member of ComTec's executive management team. Since changes in control and/or direction of ComTec are a possibility, and the future is certainly changeable, the following paragraphs shall be made a part of the formal contract to be completed with respect to your employment as CFO and general counsel ("Executive").

         Termination by Company without Cause. The Company may at any time, in its sole discretion, terminate the employment of Executive hereunder, without cause, by written notice to Executive. In the event of termination of Executive's employment by the Company under this Section without Cause (as defined below), Executive shall be entitled:

         a. to receive immediate vesting of all stock options to which Executive would have been entitled had his employment continued through the full term of his employment contract;
         b. reimbursement of any expenses otherwise reimbursable hereunder;
         c. all salary earned through the date of such termination and for an additional thirty six months after notice of termination, payable in one lump sum at the date of termination.
         d. such other and additional benefits provided under the employment contract as may by its terms then be applicable.

         Termination  "without  cause" for purposes of this agreement shall mean
(1) any reason which is not specifically defined as "Termination Due to Executive's Death or Disability" or "Termination With Cause" in the sections
below;   or  (2)  the  substantial   diminution  of  authority,   duties  and/or
responsibilities of Executive due to a change of control, management or direction of the Company.

         Termination by Company Due to Executive's Death or Disability. In the event of Executive's death or if Executive is unable to perform his duties hereunder by reason of illness or other physical or mental infirmity for a period of one hundred eighty (180) consecutive days, the Company may terminate Executive's employment hereunder. In the event of such termination, Executive (or his Estate) shall be entitled:

         a. to receive, at times otherwise payable and subject to the other provisions of this Agreement, all of the stock options then accrued and vested in Executive together with such other and additional benefits provided under the employment contract as may by its terms then be applicable.

         b. all salary earned through the date of such termination and reimbursement of any expenses otherwise reimbursable hereunder;

         Termination by Executive. In the event Executive terminates his employment hereunder other than by reason of a material breach of the provisions of this Agreement by the Company, the Company shall pay any salary and expenses otherwise reimbursable accrued through the date of such termination, and, except as otherwise expressly provided this employment contract in the event that Executive then has qualified by age and service for retirement benefits under this employment contract, the Company shall have no other obligation to Executive hereunder, or otherwise with respect to his employment by the Company.

         Termination by Company for Cause. The Company may at any time terminate the employment of Executive hereunder for "Cause," as defined below, in accordance with the following procedure. First, the Company shall give Executive written notice to the effect that the Board of the Company intends to consider such termination, stating the time and place of the meeting of the Board for such purpose. Second, Executive shall be afforded the opportunity to address the Board at such meeting with respect to the appropriateness of such termination. Third, if the Board determines that Cause exists, by means of such procedures and based on such evidence as it may deem sufficient in the circumstances, it shall notify Executive of such determination, whereupon Executive's employment hereunder shall terminate. The Board's good faith determination of the existence of Cause shall be final. As used in the Agreement, "Cause" means (i) the failure or refusal of Executive to substantially perform his duties hereunder (other than any such failure resulting from Executive's incapacity due to physical or mental illness), after written notice from the Company stating the duties Executive is believed to be failing or refusing to perform and stating a reasonable period to cure such failure or refusal and the manner in which such cure may be effected; or (ii) an act or acts of dishonesty by Executive involving the Company; or
(iii) conduct of Executive which is materially injurious to the Company, monetarily or otherwise, and the injurious effect of which conduct was known or reasonably should have been known to Executive; or (iv) material breach by Executive of this Agreement; or (v) commission by Executive of a felony. In the event Executive's employment hereunder is terminated by the Company for Cause pursuant to this Section, the Company shall pay to Executive any salary accrued through the date of such termination. The Company shall remain obligated to provide or pay such other and additional benefits provided under the employment contract as may by its terms then be vested and applicable.

         Non-Competition Covenant. Executive shall not, during the term of his employment by the Company and for the one-year period immediately following the end of his employment by the Company, (a) unless Executive's employment by the Company was terminated by the Company without Cause, as defined above, act as an officer, director, employee, partner, or agent of, or invest in or lend money to, or own, directly or indirectly, any interest in, or participate in the control of, any corporation, partnership, joint venture or other business organization which has an office or business located within the States of Colorado and which is engaged in the same business as the Company or offer to any person employed by the employment with any business entity with which Executive may become associated in any capacity other than the Company.

         Confidential Information. Executive shall not, except in the performance of his duties hereunder and for the benefit of the Company, disclose or reveal to any unauthorized person any confidential information of the Company relating to the Company, to its subsidiaries or affiliates, or to any of the businesses operated by them, or any business invested in or funded by the Company, and Executive confirms that such information constitutes the exclusive property of the Company.

         Assuredly, some of the final details of the formal contract will take time for us to work out together. We are pleased to make this offer to you and expect to be able to benefit from your input, advice and counsel in completing the various open matters as well as participating in the future growth, direction and prospects of ComTec.

Thank you,

s/James J. Krejci

James J. Krejci
Chief Executive Officer and President
ComTec International, Inc. and American Wireless Network, Inc.


s/Gordon Dihle
--------------------------------------------------
Agreed and accepted  -  Gordon Dihle (Executive)

--------------------------------------------------
     Date