Form 10QSB
period 1998-09-30
COMTEC INTERNATIONAL INC
filed 1999-07-26
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1998

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the transition period from ___________________

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

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)


former name, former address and former fiscal year if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       No   x
                                   -----    -----
      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes   x   No
                                   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     As of July 20, 1999, 46,070,019 shares of Common Stock ($.001 par value) were outstanding

           Transitional Small Business Disclosure Format (check one):
                                Yes       No   x
                                    -----    -----

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 1998

                           ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               September 30, 1998 (unaudited) and June 30, 1998 (audited)      3

               Condensed Consolidated Statements of Operations                 4
               Three Months ended September 30, 1998 and 1997 and from inception (unaudited)

               Condensed Consolidated Statements of Cash Flows                 5
               Three Months ended September 30, 1998 and 1997 and from inception (unaudited)

               Notes to Financial Statements                                   6

     Item 2.   Management's Discussion and Analysis or Plan of Operation       7

PART II

     Item 1.   Legal Proceedings                                              11
     Item 2.   Change in Securities                                           12
     Item 3.   Defaults Upon Senior Securities                                12
     Item 4.   Submission of Matters to a vote of Security Holders            12
     Item 5.   Other Information                                              12
     Item 6.   Exhibit  and Reports on Form 8-K                               12

SIGNATURE PAGE                                                                13

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                                    September 30, 1998   June 30, 1998
                                                        (unaudited)        (audited)
                                                       ------------       ------------
Assets

Current Assets

Cash and equivalents
(includes restricted funds
of $568,500)                                           $    555,383       $    667,800

Accounts Receivable, less allowance
For doubtful collections of $28,900                          62,694             13,500

LED Equipment held for resale                             1,314,357          1,324,300

Other current assets                                           --               45,000
                                                       ------------       ------------

Total Current Assets                                      1,932,434          2,050,600

Property and Equipment, net                               1,410,914          1,478,600
License Rights                                            1,390,700          1,390,700
Other Assets                                                  5,586              5,700
                                                       ------------       ------------

         Total Assets                                  $  4,739,634       $  4,925,600
                                                       ============       ============

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                            52,875             13,400
Accounts Payable                                             62,271            254,400
Notes Payable                                             1,455,820          1,184,200
Accrued Liabilities                                         499,674            399,700
                                                       ------------       ------------

Total Current Liabilities                                 2,070,640          1,851,700
                                                       ------------       ------------

Long Term Debt, less current portion                      1,448,895          1,432,900
                                                       ------------       ------------

STOCKHOLDER'S EQUITY
Common Stock, .001 par value;
Authorized 100,000,000 shares;
39,697,196 and 42,774,118 shares issued
June 30, 1998 and September 30, 1998                         42,774             39,700

Capital in Excess of Par                                 13,323,513         13,326,600
Deficit accumulated during the
development stage                                       (12,146,188)       (11,725,300)
                                                       ------------       ------------

                                                          1,220,099          1,641,000
                                                       ------------       ------------

         Total  Liabilities and Stockholders Equity    $  4,739,634       $  4,925,600
                                                       ============       ============

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                    For the Three Months Ended
                                              September 30, 1998 September 30, 1997 Cumulative
                                                  (unaudited)       (unaudited)    Amounts from
                                                                                     Inception
                                                                                    (unaudited)
                                                  -----------       ----------      -----------
Revenues                                          $    80,954       $        0      $    80,954
Cost of Sales                                          73,888                0           73,888
                                                  -----------       ----------      -----------
Gross Profit                                            7,066                0            7,066

Expenses
   Selling, General and Administrative                167,986          285,527        3,391,786
   Compensation in the form of common stock               --               --         3,655,000
   Management fees- related party                         --               --            65,000
                                                  -----------       ----------      -----------
Loss before other expense (income)                    160,920          285,527        7,104,720
                                                  -----------       ----------      -----------

Other Income (expense)

Interest and Dividend Income                              897             (701)          34,897
Interest expense                                      (50,931)           6,500         (922,931)
Rental and Other Income                                43,927              --           222,227
Prepaid Calling Card services, less revenues              --            (5,905)        (575,800)
Loan Origination Fees                                (253,846)             --          (253,846)
Loss on investments, foreclosures and disposals           --            23,471         (851,300)
Write-down of intangibles and LED equipment               --               --        (2,674,300)
                                                   ----------       ----------      -----------

Total Other Income (Expense)                         (259,953)          23,365       (5,021,053)
                                                   ----------       ----------      -----------

Net Loss                                           $ (420,873)      $ (262,162)    $(12,125,773)
                                                   ==========       ==========      ===========


Weighted Average Common Shares Outstanding
                                                   39,697,196        8,857,079        8,866,064
                                                   ==========       ==========      ===========

Net Loss per Common Share                               (0.01)           (0.03)           (1.37)
                                                   ==========       ==========      ===========






                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                                     For the Three Months Ended
                                                           September 30, 1998  September 30, 1997   Cumulative
                                                                (unaudited)       (unaudited)      Amounts from
                                                                                                     inception
                                                                                                    (unaudited)
                                                                 ---------         ---------       ------------
Operating activities:
  Net Loss                                                       $(420,873)        $(262,162)      $(12,125,773)
                                                                 =========         =========       ============

  Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation expense                                          53,635            10,859            316,835
      Services and Interest exchanged for stock                        --                --           3,304,200
      Gain on Sale of Marketable Securities                            --                --             (10,000)
      Write Down of Intangible                                         --                --           2,674,300
      Losses on investments, foreclosure and disposal                  --                --             677,200

      Changes in assets and liabilities:
      Accounts receivable                                          (49,194)          (30,918)            10,394
      Deposits and other                                           (74,308)         (101,600)           (76,808)
      (Increase) decrease in other current assets                   45,000           (35,820)            11,100
      Increase (decrease) in account payable
       & liabilities                                               (15,065)          (24,680)         1,381,535
      Other Assets                                                     --                --              40,000
                                                                 ---------         ---------       ------------
  Net cash used in operating activities                             58,456          (444,321)        (3,797,017)
                                                                 =========         =========       ============

Investing activities:
  Proceeds of Sale of Marketable Securities                            --                --             267,500
  Proceeds from acquisition                                            --                --              22,100
  License rights                                                       --                --            (424,300)
  Marketable securities                                                --                --            (255,600)
  Non-Operating assets                                                 --                --             (25,000)
  Related Party                                                        --                --             (39,000)
  Purchase of property, plant and equipment                            --                --          (1,699,800)
  Other                                                                --               (929)           (85,200)
                                                                 ---------         ---------       ------------
  Net cash used in investing activities                                --               (929)        (2,239,300)
                                                                 =========         =========       ============

Financing activities:
  Advances from related party                                          --                --             184,500
  Proceeds: private place of common stock                              --                --           1,138,900
  Proceeds: short term notes                                       250,000           250,000          1,545,100
  Warrants                                                             --                --              30,000
Convertible Debentures                                                 --                --           4,100,000
  Payments on notes payable                                            --            (40,000)          (397,800)
  Payment on long-term notes payable                                   --                --              (9,000)
                                                                 ---------         ---------       ------------
  Net cash provided by financing activities                        250,000           (40,000)         6,591,700
                                                                 =========         =========       ============

Increase (Decrease) in cash                                       (112,417)         (485,250)           555,383
                                                                 =========         =========       ============
Beginning cash balance                                             667,800           630,000                --
                                                                 ---------         ---------       ------------
Ending cash balance                                              $ 555,383         $ 144,750       $    555,383
                                                                 =========         =========       ============



                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements

Note 1.

a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 10-KSB as of June 30, 1998. The notes to the audited financial statements presented with the Company's SEC Form 10-KSB as of June 30, 1998 are an integral part of the audited balance sheet data presented herein.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     ComTec international Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. The Company has undergone many changes to date as a result of certain reorganizations and recent change of management. Historical changes are more fully disclosed in prior 34 Act filings and the most recent changes, including changes in management are described in the Company's 10-KSB for the year ended June 30, 1998. The Company is currently authorized to issue 100,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN") and three inactive subsidiaries.

     American Wireless Network, Inc. ("AWN") a wholly owned subsidiary of the Company was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company. The Company's wireless specialized mobile radio "SMR" operations are conducted through AWN.

     During the fiscal year ended June 30, 1998 and through the present the Company continued as a developmental stage entity focused on developing its wireless specialized mobile radio "SMR" business plan. Prior to December, 1997 activities had been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. On December 5, 1997 AWN completed the initial phase of a purchase agreement and on July 6, 1998 completed the terms of an agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's:
Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. During the quarter ended September 30, 1998 AWN operated the seven SMR communications systems from its office in Englewood, Colorado.

(a)   Plan of Operation:

     FORWARD-LOOKING STATEMENTS

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10KSB for the year ended June 30, 1998 and other filings with the SEC. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and future acquisitions of telecommunications, computer related or other cash flow business. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10- QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

     During the quarter ended September 30, 1998 and through the present the Company continued as a developmental stage entity focused on managing its wireless SMR business plan. During the quarter ended September 30, 1998, activities consisted of operating the SMR systems, control of which was acquired in December, 1997, developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

Current Status and Operations

     During the fiscal year ended June 30, 1998 and through May 1999 the Company continued as a developmental stage entity focused on managing its wireless specialized mobile radio "SMR" business plan. Prior to December, 1997 activities had been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. On December 5, 1997 AWN completed the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven
MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. During the quarter ended September 30, 1998 AWN operated the seven SMR communications systems from its office in Englewood, Colorado. AWN's SMR communication services were sold to individual customers through an independent dealer network of local two-way radio communications equipment vendors ("Dealers"). The Dealers maintain the local relationships with the customers. AWN acts as the direct billing provider of SMR communications to the customer base provided by the Dealers. AWN is responsible for local telephone lines, equipment maintenance, tower site rentals, customer loading, coding and billing and all customer service and financial relationships. AWN also has all responsibility for maintaining its SMR licenses, making payments to the FCC on its licenses and funding all equipment additions and system improvements. Expenses of operating the system significantly exceed revenues from the systems during the quarter ended September 30, 1998 and preceding periods.

     On April 15, 1999, and as amended on July 14, 1999, AWN executed an Asset Acquisition Agreement with CMRS Systems, Inc. an unaffiliated corporate entity. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to CMRS Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The sale and an associated lease of SMR related equipment owned by AWN, is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the licenses. AWN will retain a seven and one half percent interest in the specific operating assets sold to CMRS Systems, Inc. which assets will be operated through a division of CMRS Systems, Inc. to be known as the S.E. 900 Division. During the pendancy of the license transfer application, Effective June 1, 1999, CMRS will operate the SMR systems under a management agreement. As an additional provision of the agreement, CMRS Systems, Inc. and AWN entered into a five year lease agreement whereby AWN will lease SMR related equipment to CMRS Systems, Inc.

New Funding Efforts:

     In May 1998, the Company paid a $25,000 deposit to Sigma Finance Corporation in connection with a nonbinding financing proposal for up to a $200 million ten-year bond issue to be collateralized by all of the Company's assets. In September 1998, the Board of Directors approved the preliminary requirements of the proposed tentative financing arrangement and management was authorized to take all necessary action to pursue and finalize the transaction if the opportunity arises. The significant terms approved by the Board in anticipation of potential financing include an allowance for the lender of a minimum of two seats on the Company's Board of Directors, the power of veto over future capital expenditures and other significant matters, and issuance of unrestricted shares of common stock equal to 20% of the Company's equity, with a non-dilution agreement which would have the effect of maintaining the lenders 20% holding at no cost to the lender whatever additional issues of equity capital was proposed or made during the life of the bond. In addition to legal fees to effect the financing, the Company will be required to pay an origination fee of 10% of the loan proceeds should the financing materialize. Neither Sigma Finance Corporation nor any other person or entity is obligated to make an loan or provide financing to the Company under any terms.

     Should the Company be successful in obtaining substantial additional debt financing, management plans to seek merger with or acquisitions of more mature telecommunication or computer related businesses or other cash generating enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan.

Pending Acquisitions:

     Currently there are no letters of intent or other formalized agreements to acquire any entity or assets. The only acquisition which the Company has accomplished to date is the purchase completed July 6, 1998, whereby AWN purchased seven operating SMR systems for $3,035,697. from Centennial Communications Corp.


 (b)   Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $420,873 for the quarter ended September 30, 1998 and has reported net losses from inception (March 15, 1994) to September 30, 1998 of $12,125,773. The Company had deficient working capital at September 30, 1998 of $138,206. As of September 30, 1998, the Company reported shareholder equity of $1,220,099. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

     Management has continued to develop a strategic business plan to raise private financing, develop a management team, maintain reporting compliance and seek new expansive areas in telecommunications. In order to reduce negative cash flow the Company entered an agreement to sell its FCC licenses to satisfy debt requirements and in a plan anticipated to generate cash flows, has entered into an agreement to lease its SMR equipment.

     From August 1, 1999 to the end of fiscal year ended June 30, 2000, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $550,000. This amount is composed of $550,000 for working capital assuming that current operations continue in its present status. These amounts include offsets for anticipated amounts of cash generated from operations, but does not consider possible proceeds from interest income or sales of assets.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of September 30, 1998, the unaudited results of the Company indicated deficit working capital of $138,206. All during fiscal 1998 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.


     At September 30, 1998 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

    -    Shares reserved for the Company's incentive stock option plan (900,000)
    - Shares reserved for issuance in accordance with outstanding warrants issued June 30, 1997 (4,242,923) exercisable at $4.50 per share, expiring June 30, 2000.
    - Shares reserved for contingent issue with respect to outstanding warrants exercisable at $2.90 per share associated with converted debt and LED Screens (7,083,333), expiring in March 2001.
    - Shares reserved for contingent issue with respect to outstanding warrants exercisable at $2.90 per share associated with converted debt related to the SMR Asset purchase (17,600,000), expiring in March 2001.
    - On February 16, 1998, the Company entered into a letter agreement with the Company, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in monthly increments to equal to a total of 5% of the Company's outstanding common shares over a three year period. Options to obtain an additional 5% of the Company's outstanding common shares are conditioned upon the Company reaching certain financial and administrative goal within established timelines. The strike price of all of the potential options, as modified (reprised) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's actual appointment date as President and CEO of the Company.

     During quarter ended September 30, 1998, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     $80,954 of revenues were generated from the Company's wireless business during the quarter ended September 30, 1998, no revenues were generated during the quarter ended September 30, 1997. For the quarter ending September 30, 1998, the Company recorded "other income" of $43,927 as a result of adjustments to previously recorded disposition losses. For the quarter ending September 30, 1997, the Company recorded other income of $23,471 as a result of adjustments to previously recorded foreclosure losses.

     For the quarter ending September 30, 1998, the Company incurred General and Administrative Expenses of $167,986, a decrease of $117,541 from the quarter ending September 30, 1997, when the Company incurred expenses of $285,527. The Company's Quarter ended September 30, 1998 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

                                     Part II

ITEM 1.  LEGAL PROCEEDINGS

     On September  14, 1998 the Company  received by certified  mail a Complaint filed in Superior Court of California, County of San Diego, Case No. 723581 entitled John Brent, et al vs. ComTec International, Inc., a New Mexico corporation, et al Defendants. The Complaint by seven named Plaintiffs alleges securities fraud, improper sale of unregistered securities, and stock manipulation against the Company and five individual defendants who were former officers and/or directors of the Company, none of whom are currently associated with the Company. The Company believes that it has meritorious defenses and will vigorously defend against the allegations of the Complaint. Due to the preliminary stage of the matter, further information is not available. The Company filed its answer to Plaintiffs' Complaint on July 15, 1999. A motion to dismiss Plaintiffs' complaint for failure to join indispensable parties initiated by the Company is pending.

Litigation with Former Officer and Director

     On February 1, 1999 Donald Mack, the former CEO, President and director of ComTec International, Inc. filed a complaint in the District Court, City and County of Denver, State of Colorado, Civil Action Number 99CV634, Courtroom 6, against ComTec International, Inc. ("ComTec") as well as two individual defendants, a current officer and a shareholder of ComTec. On March 24, 1999 ComTec filed its Answer and extensive Counterclaims against Donald Mack ("Mack"). Mack alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired in May of 1998). Mack further alleges that although he resigned as an officer in June 1998, he was wrongfully induced to resign. Mack alleges that he is due salary, car allowance, health plan payments, life insurance payments, stock bonuses and other items from June 30, 1998 through June 30, 2002. ComTec's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to Mack. ComTec's answer further states as affirmative defenses that Mack's claims are barred by the doctrine of estoppel and unclean hands, that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality, that Mack's claims are barred by failure of consideration, fraud and illegality, waiver, failure to mitigate, that Mack's alleged claims are setoff by the counterclaims of ComTec against Mack and that Mack's alleged damages, if any, are the result of Mack's own actions. ComTec believes it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by Mack. The Company filed a number of Counterclaims against Mack. Among the Counterclaim allegations of ComTec against Mack are allegations that an agreement entered into in May of 1995, whereby Mack gained control of ComTec through an agreement for ComTec to purchase the assets of a corporation controlled by Mack, KeyStone Holding Corporation, was entered into with intent to defraud ComTec and its shareholders. Among other allegations, ComTec alleges that misrepresentations and omissions of material fact were made by Mack prior to the Keystone transaction, that Mack used ComTec as an instrumentality for his own personal benefit and affairs, that Mack acted to conceal material facts regarding Mack's ultra vires and unauthorized acts in the name of ComTec. ComTec further alleges that Mack took unauthorized and unearned bonuses in stock of ComTec and cash, that the execution of the employment addendum through which Mack is alleging amounts are now due him from ComTec was accompanied by circumstances of fraud and collusion, and that Mack made unauthorized use of ComTec's funds and property. ComTec's claims against Mack include: intentional misrepresentation/fraudulent inducement regarding the Keystone Transaction; fraudulent concealment/constructive fraud; breach of warranty; breach of fiduciary duty; conversion; fraudulent conveyance; civil theft pursuant to C.R.S. Section 18-4-401 and 18-4-405 and securities fraud pursuant to C.R.S.
Section 11-51-501. ComTec seeks monetary damages and constructive trust as well as Declaratory Judgment pursuant to C.R.C.P. 57. ComTec believes it has meritorious claims and will resolutely pursue its claims against Mack. A trial date of April 3, 2000 has been set for the matter.

     Except  for  the   foregoing,   no  litigation  or  other   material  legal
proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

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



ITEM 5.  OTHER INFORMATION:  NONE

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

3.1      By-laws.  (incorporated  by reference  to Exhibit 3.2 to the  Company's
         Form S-1 Registration Statement No. 82-88530 dated December 20, 1983 and Exhibit 3.2 Form 10KSB for the year ended June 30, 1998)

4.0      Certificate of Designation of Series A Preferred Shares. (1)

4.1      Certificate of Designation of Series B Preferred Shares. (1)

4.2      Certificate of Designation of Series C Preferred Shares. (1)

10.01 Form of Employment Agreement between the Company and its former officers. (1)

10.02    Letter Agreement between the Company and James J. Krejci. (2)(3)

11       Not Applicable.

15       Not Applicable.

18       Not applicable.

19       Not applicable.

22       Not Applicable.

23       Not Applicable.

24       Not applicable .

27       Financial Data Schedule

99       Not applicable

d)       The Company filed the following reports on Form 8-K:

     September 3, 1998 - Current Form 8-K to report the final closing of the purchase of SMR assets from Centennial Communications Corp; the termination of SMR license options with DCL Associates and other license holders, the results of the special meeting of shareholders held August 26, 1998; the change in management as a result of the August 26, 1998 special meeting of shareholders and related events; and issuance of securities on May 20, 1998 and September 2, 1998 pursuant to Regulation S Exemptions.

------------

(1)  Incorporated by reference to the Company's Form 10-KSB as of June 30, 1996.
(2)  Incorporated by reference to the Company's Form 10-KSB as of June 30, 1997.
(3)  Incorporated by reference to the Company's Form 10-KSB as of June 30, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                         COMTEC INTERNATIONAL, INC.

Date:   July 20,  1999                   By:    /s/ James J. Krejci
                                            ----------------------------------
                                            James J. Krejci, President and
                                            Chief Executive Officer

                                         By:    /s Gordon Dihle
                                            ----------------------------------
                                            Chief Financial Officer