Form 10QSB
period 1998-12-31
COMTEC INTERNATIONAL INC
filed 1999-07-28
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1998

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from _____________________

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

               __________________________________________________
              (former name, former address and former fiscal year
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      No   x
                                    ----     ----

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes  x  No
                                     ----    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

     As of July 20, 1999, 46,070,019 shares of Common Stock ($.001 par value) were outstanding

           Transitional Small Business Disclosure Format (check one):
                                  Yes     No x
                                     ----   ----

                               TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED DECEMBER 31, 1998

                           ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               December 31, 1998 (unaudited) and June 30, 1997 (audited)       3

               Condensed Consolidated Statements of Operations                 4
               Six Months ended December 31, 1998 and 1997 and from inception (unaudited)

               Condensed Consolidated Statements of Operations                 5
               Three Months ended December 31, 1998 and 1997 and from inception (unaudited)

               Condensed Consolidated Statements of Cash Flows                 6
               Six Months ended December 31, 1998 and 1997 and from inception (unaudited)

               Notes to Financial Statements                                   7

     Item 2.   Management's Discussion and Analysis or Plan of Operation       8

PART II

     Item 1.   Legal Proceedings                                              11
     Item 2.   Change in Securities                                           12
     Item 3.   Defaults Upon Senior Securities                                12
     Item 4.   Submission of Matters to a vote of Security Holders            13
     Item 5.   Other Information                                              13
     Item 6.   Exhibits  and Reports on Form 8-K                              13

SIGNATURE PAGE                                                                14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                                    December 31, 1998 June 30, 1998
                                                       (unaudited)      (audited)

                                                      ------------    ------------
Assets

Current Assets

Cash and equivalents
(includes restricted funds
of $500,000)                                          $    480,413    $    667,800

Accounts Receivable, less allowance
For doubtful collections of $28,900                         81,124          13,500

LED Equipment held for resale                            1,314,272       1,324,300

Other current assets                                          --            45,000
                                                      ------------    ------------

Total Current Assets                                     1,875,809       2,050,600


Property and Equipment, net                              1,356,622       1,478,600
License Rights                                           1,390,700       1,390,700
Other Assets                                                 5,671           5,700
                                                      ------------    ------------

         Total Assets                                 $  4,628,802    $  4,925,600
                                                      ============    ============

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                           99,813          13,400
Accounts Payable                                            16,014         254,400
Notes Payable                                            1,581,820       1,184,200
Accrued Liabilities                                        606,614         399,700
                                                      ------------    ------------

Total Current Liabilities                                2,304,261       1,851,700
                                                      ------------    ------------

Long Term Debt, less current portion                     1,442,344       1,432,900
                                                      ------------    ------------


STOCKHOLDER'S  EQUITY
Common  Stock,  .001 par  value;
Authorized  100,000,000 shares;
39,697,196 and shares issued
June 30, 1998 and December 31, 1998                         44,313          39,700

Capital in Excess of Par                                13,321,974      13,326,600
Deficit accumulated during the
development stage                                      (12,484,090)    (11,725,300)
                                                      ------------    ------------

                                                           882,197       1,641,000
                                                      ------------    ------------

         Total  Liabilities and Stockholders Equity   $  4,628,802    $  4,925,600
                                                      ============    ============





                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                   For the Six Months Ended
                                                     December     December
                                                     31, 1998     31, 1997      Cumulative
                                                   (unaudited)   (unaudited)   Amounts from
                                                                                 Inception
                                                                                (unaudited)
                                                   ----------     ----------    -----------
Revenues
   Sales                                           $  135,594     $   19,295    $   135,594
   Cost of Sales                                      105,290         30,775        105,290
                                                   ----------     ----------    -----------
   Gross Profit                                        30,304        (11,480)        30,304

Expenses
   Selling, General and Administrative                331,462        505,050      3,555,262
   Compensation in the form of common stock               --             --       3,655,000
   Management fees- related party                         --             --          65,000
                                                   ----------     ----------    -----------
Loss before other income (expense)                   (301,158)      (516,530)    (7,275,262)
                                                   ----------     ----------    -----------

Other Income (expense)

Interest and Dividend Income                           13,490          1,066         47,490
Interest expense                                     (125,502)         6,500       (997,502)
Rental and Other Income                               (24,370)        13,933        153,930
Loan Origination Fees                                (292,308)           --        (292,308)
Prepaid Calling Card services, less revenues              --         (58,783)      (575,800)
Loss on investments, foreclosures and disposals       (28,927)        23,471       (880,227)
Write-down of intangible                                  --             --      (2,674,300)
                                                   ----------     ----------    -----------
Total Other Income (Expense)                         (457,617)       (13,813)    (5,218,717)
                                                   ----------     ----------    -----------

Net Loss                                             (758,775)      (530,343)   (12,463,675)
                                                   ==========     ==========    ===========

Weighted Average Common Shares Outstanding         39,697,196      8,857,079      8,866,064
                                                   ==========     ==========    ===========

Net Loss per Common Share                               (0.02)         (0.06)         (1.41)
                                                   ==========     ==========    ===========




                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                  For the Three Months Ended
                                                    December      December
                                                    31, 1997      31, 1996
                                                  (unaudited)    (unaudited)
                                                  -----------    -----------
Revenues
   Sales                                          $    54,640    $    19,295
   Cost of Sales                                       31,402         30,775
   Gross Profit                                        23,238        (11,480)
                                                  -----------    -----------

Expenses
   Selling, General and Administrative                163,476        219,523
   Compensation in the form of common stock               --             --
   Management fees- related party                         --             --
                                                  -----------    -----------

Loss before other income (expense)                   (140,238)      (231,003)
                                                  -----------    -----------

Other Income (expense)

Interest and Dividend Income                           12,593          1,767
Interest expense                                      (74,571)           --
Rental and Other Income                               (24,370)        13,933
Loan Origination Fees                                 (38,462)           --
Prepaid Calling Card services, less revenues              --         (52,878)
Loss on investments, foreclosures and disposals       (72,854)           --
Write-down of intangible
                                                  -----------    -----------

Total Other Income (Expense)                         (197,664)       (37,178)
                                                  -----------    -----------

Net Loss                                             (337,902)      (268,181)
                                                  ===========    ===========

Weighted Average Common Shares Outstanding         39,697,196      8,857,079
                                                  ===========    ===========

Net Loss per Common Share                               (0.01)         (0.03)
                                                  ===========    ===========




                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                               For the Six Months Ended
                                                                December       December
                                                                31, 1998       31, 1997     Cumulative
                                                               (unaudited)    (unaudited)  Amounts from
                                                                                             inception
                                                                                            (unaudited)
                                                               ----------     ----------   ------------
Operating activities:
  Net Loss                                                     $ (758,775)    $ (530,343)  $(12,463,675)
                                                               ----------     ----------   ------------
  Adjustments to reconcile net loss to
   net cash used by operating activities:
      Depreciation expense                                        107,369         22,087        370,569
      Services and Interest exchanged for stock                      --             --        3,304,200
      Gain on Sale of Marketable Securities                          --             --          (10,000)
      Write Down of Intangible                                       --             --        2,674,300
      Losses on investments, foreclosure and disposal              28,927        (23,471)       706,127

Changes in assets and liabilities:
      Accounts receivable                                         (67,624)        31,148       (106,424)
      Deposits and other                                           45,000        (16,806)        42,500
      (Increase) decrease in other current assets                   4,357        (22,671)       (29,543)
      Increase (decrease) in account payable &  liabilities         3,359        (71,635)     1,399,959
      Other Assets                                                   --             --           40,000
                                                               ----------     ----------   ------------
  Net cash used in operating activities                          (637,387)      (611,691)    (4,071,987)
                                                               ----------     ----------   ------------

Investing activities:
  Proceeds from sale of marketable securities                        --             --          267,500
  Proceeds from acquisition                                          --             --           22,100
  License rights - Centennial SMR assets                             --       (3,035,697)      (424,300)
  Marketable securities                                              --          248,400       (255,600)
  Non-Operating assets                                               --             --          (25,000)
  Related Party                                                      --           40,000        (39,000)
  Purchase of property, plant and equipment                          --             --       (1,699,800)
  Other                                                              --            7,668        (85,200)
                                                               ----------     ----------   ------------
  Net cash used in investing activities                              --       (2,739,629)    (2,239,300)
                                                               ----------     ----------   ------------
Financing activities:
  Advances from related party                                        --             --          184,500
  Proceeds: private place of common stock                            --             --        1,138,900
  Proceeds: short term notes                                      450,000        364,147      1,745,100
  Warrants                                                           --             --           30,000
Convertible Debentures                                               --        1,600,000      4,100,000
  Payments on notes payable                                          --             --         (397,800)
  Long-term notes payable                                            --        1,390,707         (9,000)
                                                               ----------     ----------   ------------

  Net cash provided by financing activities                       450,000      3,354,854      6,791,700
                                                               ----------     ----------   ------------


Increase (Decrease) in cash                                      (187,387)         3,534        480,413
Beginning cash balance                                            667,800        630,000           --
                                                               ----------     ----------   ------------
Ending cash balance                                               480,413        633,534        480,413
                                                               ==========     ==========   ============




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

     During the fiscal year ended June 30, 1998 and through the present, the Company continued as a developmental stage entity focused on managing its wireless specialized mobile radio "SMR" business plan. Prior to December, 1997 activities had been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. On December 5, 1997 AWN completed the initial phase of a purchase agreement and on July 6, 1998 completed the terms of an agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's:
Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. During the quarter ended December 31, 1998 AWN operated the seven SMR communications systems from its office in Englewood, Colorado.


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

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and future acquisitions of telecommunication, computer related or other cash flow business. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10- QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


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

     During the quarter ended December 31, 1998 and through the present the Company continued as a developmental stage entity focused on developing its wireless SMR business plan. During the quarter ended December 31, 1998, activities consisted of operating the SMR systems, control of which was acquired in December, 1997, developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

Current Status and Operations

     During the fiscal year ended June 30, 1998 and through May of 1999, the Company continued as a developmental stage entity focused on managing its wireless specialized mobile radio "SMR" business plan. Prior to December, 1997 activities had been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. On December 5, 1997 AWN completed the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. During the quarter ended December 31, 1998 AWN operated the seven SMR communications systems from its office in Englewood, Colorado. AWN's SMR communication services were sold to individual customers through an independent dealer network of local two-way radio communications equipment vendors ("Dealers"). The Dealers maintain the local relationships with the customers. AWN acts as the direct billing provider of SMR communications to the customer base provided by the Dealers. AWN is responsible for local telephone lines, equipment maintenance, tower site rentals, customer loading, coding and billing and all customer service and financial relationships. AWN also has all responsibility for maintaining its SMR licenses, making payments to the FCC on its licenses and funding all equipment additions and system improvements. Expenses of operating the system significantly exceed revenues from the systems during the quarter ended December 31, 1998 and preceding periods.

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

New Funding Efforts:

     In May 1998, the Company paid a deposit to Sigma Finance Corporation in connection with a nonbinding financing proposal for up to a $200 million ten-year bond issue to be collateralized by all of the Company's assets. In September 1998, the Board of Directors approved the preliminary requirements of the proposed tentative financing arrangement and management was authorized to take all necessary action to pursue and finalize the transaction if the opportunity arises. The significant terms approved by the Board in anticipation of potential financing include an allowance for the lender of a minimum of two seats on the Company's Board of Directors, the power of veto over future capital expenditures and other significant matters, and issuance of unrestricted shares of common stock equal to 20% of the Company's equity, with a non-dilution agreement which would have the effect of maintaining the lenders 20% holding at no cost to the lender whatever additional issues of equity capital was proposed or made during the life of the bond. In addition to legal fees to effect the financing, the Company will be required to pay an origination fee of 10% of the loan proceeds should the financing materialize. Neither Sigma Finance Corporation nor any other person or entity is obligated to make an loan or provide financing to the Company under any terms.

     Should the Company be successful in obtaining substantial additional debt financing, management plans to seek merger with or acquisitions of more mature telecommunication or computer related businesses or other cash generating enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan

Pending Acquisitions:

     Currently there are no letters of intent or other formalized agreements to acquire any entity or assets. The only acquisition which the Company has accomplished to date is the purchase completed July 6, 1998, whereby AWN purchased seven operating SMR systems for $3,035,697. from Centennial Communications Corp.

Sale of LED Screen Assets:

     On December 31, 1998 the Company disposed of six (6) giant light-emitting diode (LED) screens by sale to Lanstar Computer Products, Inc., a Texas Corporation, located in Dallas, Texas. The giant LED screens are used to provide computer active light presentation programs, adaptable for indoor or outdoor use for sporting events, advertising displays and other theatrical applications. Pursuant to the Purchase Agreement entered into between the Company and Lanstar Computer Products, Inc., the LED screens were sold to Lanstar Computer Products, Inc. (which may be considered an affiliate of the Company) in exchange for a Promissory Note payable to the Company in the amount of two million four hundred thousand dollars ($2,400,000). The promissory note is to be secured by an agreement utilizing the assets sold as security for the promissory note. The entire principal of the promissory note is due December 31, 1999. The promissory note, a general obligation of Lanstar Computer Products, Inc., bears simple interest at the rate of eight percent (8%) per annum payable quarterly. The Buyer, Lanstar Computer Products, Inc., is a Texas Corporation located at 13707 Gamma Road, Dallas, Texas 75244. Prior to this disposition, neither the Company, nor any of its subsidiaries, directors, officers or persons associated with the Company's officers and directors had any relationship with Lanstar Computer Products, Inc. or any of its officers or directors. Lewis D. Rowe, who is not an officer or director of the Company, but who is listed as an affiliate of the Company in the Company's June 30, 1997 and 1998 Form 10KSB as a person known by the Company to own beneficially more than 5% of the Company's .001 par value common stock, may also be considered an to be an affiliate of Lanstar Computer Products, Inc., a non-pubic company. The LED Screens had been on consignment for sale since August 1998. No determination as to the collectability of the promissory note has been made.


(b) Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $758,775 for the six months ended December 31, 1998 and has reported net losses from inception (March 15, 1994) to December 31, 1998 of $12,463,675. The Company had deficient working capital at December 31, 1998 of $428,452. As of December 31, 1998, the Company reported shareholder equity of $882,197. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

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

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of December 31, 1998, the unaudited results of the Company indicated deficit working capital of $428,452. All during fiscal 1998 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.


     At December 31, 1998 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

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

     During quarter ended December 31, 1998, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     As a result of the operation of SMR licenses and existing operations purchased from Centennial Communications Corp., $54,640 of revenues were generated from the Company's wireless business during the quarter ended December 31, 1998 as compared to $19,295 of revenues earned during the initial month of operating the acquired business in the quarter ended December 31, 1997.

     For the quarter ending December 31, 1998, the Company incurred General and Administrative Expenses of $163,476, a decrease of $56,047 from the quarter ending December 31, 1997, when the Company incurred General and Administrative expenses of $219,523. Management has undertaken cost cutting measures in order to reduce overhead and reoccurring costs. The overall reduction in expenses reflects Management's efforts at bringing the Company's operating and administrative  costs under  control.  The Company's  Quarter ended December 31,
1998
financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.


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

ITEM 5. OTHER INFORMATION. NONE

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

3.1      By-laws.  (incorporated  by reference  to Exhibit 3.2 to the  Company's
         Form S-1 Registration Statement No. 82-88530 dated December 20, 1983 and Exhibit 3.2 to the Company's Form 10KSB for the period ended June 30, 1998).

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

24       Not applicable.

27       Financial Data Schedule

99       Not applicable

d) The Company filed the following reports on Form 8-K:

     Current Report on Form 8-K was filed on October 9, 1998 to report the appointment of an outside director. Current Report on Form 8-K was filed on November 23, 1998 to report debt and equity securities issued pursuant to Regulation S exceptions.

-------------

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

                                        COMTEC INTERNATIONAL, INC.

Date:   July 21, 1999                   By:    /s/ James J. Krejci
                                           -------------------------
                                           James J. Krejci, President and
                                           Chief Executive Officer

                                        By:    /s Gordon Dihle
                                           -------------------------
                                           Chief Financial Officer