Form 10QSB
period 1999-03-31
COMTEC INTERNATIONAL INC
filed 1999-07-29
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1999

[    ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _________________


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

               --------------------------------------------------
              (former name, former address and former fiscal year
                          if changed since last report)

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

     As of July 21, 1999, 46,070,019 shares of Common Stock ($.001 par value) were outstanding

           Transitional Small Business Disclosure Format (check one):
                                  Yes      No  x
                                     ----    ----

                               TABLE OF CONTENTS

             FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 1999

                           ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               March 31, 1999  (unaudited) and June 30, 1998 (audited)         3

               Condensed Consolidated Statements of Operations                 4
               Nine Months ended March 31, 1999 and 1998 and from inception (unaudited)

               Condensed Consolidated Statements of Operations                 5
               Three Months ended March 31, 1999 and 1998 and from inception (unaudited)

               Condensed Consolidated Statements of Cash Flows                 6
               Nine Months ended March 31, 1999 and 1998 and from inception (unaudited)

               Notes to Financial Statements                                   7

     Item 2.   Management's Discussion and Analysis or Plan of Operation       8

PART II

     Item 1.   Legal Proceedings                                              12
     Item 2.   Change in Securities                                           12
     Item 3.   Defaults Upon Senior Securities                                12
     Item 4.   Submission of Matters to a vote of Security Holders            12
     Item 5.   Other Information                                              12
     Item 6.   Exhibits  and Reports on Form 8-K                              13

SIGNATURE PAGE                                                                14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

Assets                                                  March 31, 1999  June 30, 1998
                                                         (unaudited)      (audited)
                                                        ------------    ------------
Current Assets

Cash and equivalents
(includes restricted funds
of $500,000)                                            $    406,009    $    667,800

Accounts Receivable, less allowance
For doubtful collections of $28,900                           81,537          13,500

LED Equipment held for resale                              1,314,272       1,324,300

Other current assets                                          48,000          45,000
                                                        ------------    ------------

Total Current Assets                                       1,849,818       2,050,600


Property and Equipment, net                                1,302,708       1,478,600
License Rights                                             1,390,700       1,390,700
Other Assets                                                   5,671           5,700
                                                        ------------    ------------

         Total Assets                                   $  4,548,897    $  4,925,600
                                                        ============    ============

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                            148,850          13,400
Accounts Payable                                             133,405         254,400
Notes Payable                                              1,722,411       1,184,200
Accrued Liabilities                                          511,388         399,700
                                                        ------------    ------------

Total Current Liabilities                                  2,516,054       1,851,700
                                                        ------------    ------------

Long Term Debt, less current portion                       1,438,923       1,432,900
                                                        ------------    ------------


STOCKHOLDER'S EQUITY
Common Stock, .001 par value;
Authorized 100,000,000 shares;
39,697,196 and 44,312,579 shares issued
June 30, 1998 and March 31, 1999                              44,313          39,700

Capital in Excess of Par                                  13,321,974      13,326,600
Deficit accumulated during the
development stage                                        (12,772,367)    (11,725,300)
                                                        ------------    ------------



                                                             593,920       1,641,000
                                                        ------------    ------------

         Total  Liabilities and Stockholders Equity     $  4,548,897    $  4,925,600
                                                        ============    ============





                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                          For the Nine Months Ended
                                                        March 31, 1999  March 31, 1998   Cumulative
                                                         (unaudited)     (unaudited)    Amounts from
                                                                                          Inception
                                                                                         (unaudited)
                                                        ------------    ------------    ------------
Revenues
   Sales                                                $    176,271    $    113,733    $    176,271
   Cost of Sales                                             245,776         116,149         245,776
                                                        ------------    ------------    ------------
   Gross Profit                                              (69,505)         (2,416)        (69,505)
                                                        ------------    ------------    ------------

Expenses
   Selling, General and Administrative                       550,628         915,748       3,774,428
   Compensation in the form of common stock                     --            31,000       3,655,000
   Management fees- related party                               --              --            65,000
                                                        ------------    ------------    ------------
Loss before other income (expense)                          (620,133)       (949,164)     (7,563,933)
                                                        ------------    ------------    ------------

Other Income (expense)

Interest and Dividend Income                                  61,490           5,606          95,490
Interest expense                                            (200,658)           --        (1,072,658)
Rental and Other Income                                      (24,370)         13,941         153,930
Loan Origination Fees                                       (292,308)           --          (292,308)
Prepaid Calling Card services, less revenues                    --           (90,724)       (575,800)
Loss on investments, foreclosures and disposals               28,927           8,471        (822,373)
Write-down of intangible                                        --              --        (2,674,300)
                                                        ------------    ------------    ------------
Total Other Income (Expense)                                (426,619)        (62,706)     (5,188,019)
                                                        ------------    ------------    ------------

Net Loss                                                $ (1,047,052)   $ (1,011,870)   $(12,751,952)
                                                        ============    ============    ============

Weighted Average Common Shares Outstanding                39,697,196       9,090,976       8,866,064
                                                        ============    ============    ============


Net Loss per Common Share                                      (0.03)          (0.11)          (1.43)
                                                        ============    ============    ============





                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                   For the Three  Months Ended
                                                  March 31, 1999  March 31, 1998
                                                   (unaudited)     (unaudited)
                                                     3/31/99         3/31/98
                                                  ------------    ------------
Revenues
   Sales                                          $     40,677    $     94,438
   Cost of Sales                                       140,486          85,374
                                                  ------------    ------------
   Gross Profit                                        (99,809)          9,064

Expenses
   Selling, General and Administrative                 219,166         410,698
   Compensation in the form of common stock                  0          31,000
                                                  ------------    ------------


Loss before other income (expense)                    (318,975)       (432,634)
                                                  ------------    ------------

Other Income (expense)

Interest and Dividend Income                            48,000           4,540
Interest expense                                       (75,156)         (6,500)
Rental and Other Income                                      0               8
Prepaid Calling Card services, less revenues                 0         (31,941)
Loss on investments, foreclosures and disposals         57,854         (15,000)
                                                  ------------    ------------


Total Other Income (Expense)                            30,698         (48,893)
                                                  ------------    ------------

Net Loss                                              (288,277)       (481,527)
                                                  ============    ============

Weighted Average Common Shares Outstanding          39,697,196       9,090,976
                                                  ============    ============

Net Loss per Common Share                                (0.01)          (0.05)
                                                  ============    ============






                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                          For the Nine Months Ended
                                                       March 31, 1999  March 31, 1998   Cumulative
                                                         (unaudited)    (unaudited)    Amounts from
                                                                                         inception
                                                                                        (unaudited)
                                                        ------------    ------------    ------------
Operating activities:
  Net Loss                                              $ (1,047,052)   $ (1,011,870)   $(12,751,952)

  Adjustments to reconcile net loss to
   net cash used by operating activities:
      Depreciation expense                                   161,098          35,207         424,298
      Services and Interest exchanged for stock                 --            46,000       3,304,200
      Gain on Sale of Marketable Securities                     --              --           (10,000)
      Write Down of Intangible                                  --              --         2,674,300
      Losses on investments, foreclosure and disposal         28,927          (8,471)        706,127

      Changes in assets and liabilities:
      Accounts receivable                                    (68,037)         48,922        (106,837)
      Deposits and other                                      (3,000)           --            (5,500)
     (Increase) decrease in other current assets              10,028         (22,844)        (23,872)
     Other Assets                                               --              --            40,000
     Increase (decrease) in account payable &
       liabilities                                           206,245         377,705       1,602,845
                                                        ------------    ------------    ------------

  Net cash used in operating activities                     (711,791)       (535,351)     (4,146,391)
                                                        ------------    ------------    ------------

Investing activities:
   Proceeds from Sales of Marketable Securities                 --              --           267,500
  Proceeds from acquisition                                     --              --            22,100
  License rights - Centennial SMR assets                        --        (3,035,697)       (424,300)
  Marketable securities                                         --           248,400        (255,600)
  Non-Operating assets  (LED Screens)                           --        (1,300,000)        (25,000)
  Related Party                                                 --              --           (39,000)
  Purchase of property, plant and equipment                     --           (26,626)     (1,699,800)
  Other assets                                                  --           (63,085)         (5,700)
  Other                                                         --           (58,384)        (79,500)
                                                        ------------    ------------    ------------
  Net cash used in investing activities                         --        (4,235,392)     (2,239,300)
                                                        ------------    ------------    ------------
Financing activities:
  Advances from related party                                   --            40,000         184,500
  Proceeds: private placement of common stock                   --         3,900,000       1,138,900
  Proceeds: short term notes                                 450,000         444,147       1,745,100
  Warrants                                                      --              --            30,000
Convertible Debentures                                          --        (1,000,000)      4,100,000
  Payments on notes payable                                     --          (110,000)       (397,800)
  Payments on Long-term notes                                   --         1,390,707          (9,000)
                                                        ------------    ------------    ------------

  Net cash provided by financing activities                  450,000       4,664,854       6,791,700
                                                        ------------    ------------    ------------

Increase (Decrease) in cash                                 (261,791)       (105,889)        406,009
Beginning cash balance                                       667,800         630,000            --
                                                        ------------    ------------    ------------

Ending cash balance                                          406,009         524,111         406,009
                                                        ============    ============    ============



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

     During the fiscal year ended June 30, 1998 and through the present, the Company continued as a developmental stage entity focused on managing its wireless specialized mobile radio "SMR" business plan. Prior to December, 1997 activities had been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. On December 5, 1997 AWN completed the initial phase of a purchase agreement and on July 6, 1998 completed the terms of an agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's:
Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. During the quarter ended March 31, 1999 AWN operated the seven SMR communications systems from its office in Englewood, Colorado.


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

     During the quarter ended March 31, 1999 and through the present the Company continued as a developmental stage entity focused on managing its wireless SMR business plan. During the quarter ended March 31, 1999, activities consisted of operating the SMR systems, control of which was acquired in December, 1997, developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

Current Status and Operations

     During the fiscal year ended June 30, 1998 and through May of 1999, the Company continued as a developmental stage entity focused on managing its wireless specialized mobile radio "SMR" business plan. Prior to December, 1997 activities had been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. On December 5, 1997 AWN completed the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. During the quarter ended March 31, 1999 AWN operated the seven SMR communications systems from its office in Englewood, Colorado. AWN's SMR communication services were sold to individual customers through an independent dealer network of local two-way radio communications equipment vendors ("Dealers"). The Dealers maintain the local relationships with the customers. AWN acts as the direct billing provider of SMR communications to the customer base provided by the Dealers. AWN is responsible for local telephone lines, equipment maintenance, tower site rentals, customer loading, coding and billing and all customer service and financial relationships. AWN also has all responsibility for maintaining its SMR licenses, making payments to the FCC on its licenses and funding all equipment additions and system improvements. Expenses of operating the system significantly exceed revenues from the systems during the quarter ended March 31, 1999 and preceding periods.

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

(b) Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $1,047,052 for the nine months ended March 31, 1999 and has reported net losses from inception (March 15, 1994) to March 31, 1999 of $12,751,952. The Company had deficient working capital at March 31, 1999 of $666,236. As of March 31, 1999, the Company reported unaudited shareholder equity of $593,920. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

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

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of March 31, 1999, the unaudited results of the Company indicated deficit working capital of $666,236. All during fiscal 1998 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.


     At March 31, 1999 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

     -   Shares reserved for the Company's incentive stock option plan (900,000)

       - Shares reserved for issuance in accordance with outstanding warrants issued June 30, 1997 (4,242,923) exercisable at $4.50 per share, expiring June 30, 2000.
       - Shares reserved for contingent issue with respect to outstanding warrants exercisable at $2.90 per share associated with converted debt and LED Screens (7,083,333), expiring in March 2001.
       - Shares reserved for contingent issue with respect to outstanding warrants exercisable at $2.90 per share associated with converted debt related to the SMR Asset purchase (17,600,000), expiring in March 2001.
       - On February 16, 1998, the Company entered into a letter agreement with the Company, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in monthly increments to equal to a total of 5% of the Company's outstanding common shares over a three year period. Options to obtain an additional 5% of the Company's outstanding common shares are conditioned upon the Company reaching certain financial and administrative goal within established timelines. The strike price of all of the potential options, as modified (reprised) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's actual appointment date as President and CEO of the Company.
       - Effective January 1, 1999, the Company entered into a letter agreement with the Company, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock options vesting in increments to equal to a total of 2.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Dihle's date of appointment as Chief Financial Officer of the Company.


     During quarter ended March 31, 1999, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     As a result of the operation of SMR licenses and existing operations purchased from Centennial Communications Corp., $40,677 of revenues were generated from the Company's wireless business during the quarter ended March 31, 1999 as compared to $94,438 of revenues earned during the initial full quarter of operating the acquired business in the quarter ended March 31, 1998. The decrease in reported revenue was a result of adjustments to prior period sales and receivables.

     For the quarter ending March 31, 1999, the Company incurred General and Administrative Expenses of $219,166, a decrease of $191,532 from the quarter ending March 31, 1998, when the Company incurred General and Administrative expenses of $410,698. Management has undertaken cost cutting measures in order to reduce overhead and reoccurring costs. The overall reduction in expenses reflects Management's efforts at bringing the Company's operating and administrative costs under control. The Company's Quarter ended March 31, 1999 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

Litigation with Former Officer and Director

     On February 1, 1999 Donald Mack, the former CEO, President and director of ComTec International, Inc. filed a complaint in the District Court, City and County of Denver, State of Colorado, Civil Action Number 99CV634, Courtroom 6, against ComTec International, Inc. ("ComTec") as well as two individual defendants, a current officer and a shareholder of ComTec. On March 24, 1999 ComTec filed its Answer and extensive Counterclaims against Donald Mack ("Mack"). Mack alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired in May of 1998). Mack further alleges that although he resigned as an officer in June 1998, he was wrongfully induced to resign. Mack alleges that he is due salary, car allowance, health plan payments, life insurance payments, stock bonuses and other items from June 30, 1998 through June 30, 2002. ComTec's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to Mack. ComTec's answer further states as affirmative defenses that Mack's claims are barred by the doctrine of estoppel and unclean hands, that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality, that Mack's claims are barred by failure of consideration, fraud and illegality, waiver, failure to mitigate, that Mack's alleged claims are setoff by the counterclaims of ComTec against Mack and that Mack's alleged damages, if any, are the result of Mack's own actions. ComTec believes it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by Mack. The Company filed a number of Counterclaims against Mack. Among the Counterclaim allegations of ComTec against Mack are allegations that an agreement entered into in May of 1995, whereby Mack gained control of ComTec through an agreement for ComTec to purchase the assets of a corporation controlled by Mack, KeyStone Holding Corporation, was entered into with intent to defraud ComTec and its shareholders. Among other allegations, ComTec alleges that misrepresentations and omissions of material fact were made by Mack prior to the Keystone transaction, that Mack used ComTec as an instrumentality for his own personal benefit and affairs, that Mack acted to conceal material facts regarding Mack's ultra vires and unauthorized acts in the name of ComTec. ComTec further alleges that Mack took unauthorized and unearned bonuses in stock of ComTec and cash, that the execution of the employment addendum through which Mack is alleging amounts are now due him from ComTec was accompanied by circumstances of fraud and collusion, and that Mack made unauthorized use of ComTec's funds and property. ComTec's claims against Mack include: intentional misrepresentation/fraudulent inducement regarding the Keystone Transaction; fraudulent concealment/constructive fraud; breach of warranty; breach of fiduciary duty; conversion; fraudulent conveyance; civil theft pursuant to C.R.S. Section 18-4-401 and 18-4-405 and securities fraud pursuant to C.R.S.
Section 11-51- 501. ComTec seeks monetary damages and constructive trust as well as Declaratory Judgment pursuant to C.R.C.P. 57. ComTec believes it has meritorious claims and will resolutely pursue its claims against Mack. A trial date of April 3, 2000 has been set for the matter.

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

3.1      By-laws.  (incorporated  by reference  to Exhibit 3.2 to the  Company's
         Form S-1 Registration Statement No. 82-88530 dated December 20, 1983 and Exhibit 3.2 to Form 10KSB for the year ended June 30, 1998).

4.0      Certificate of Designation of Series A Preferred Shares. (1)

4.1      Certificate of Designation of Series B Preferred Shares. (1)

4.2      Certificate of Designation of Series C Preferred Shares. (1)

10.01 Form of Employment Agreement between the Company and its former officers. (1)

10.02    Letter Agreement between the Company and James J. Krejci. (2)(3)
10.03    Letter Agreement between the Company and Gordon Dihle (3)

11       Not Applicable.

15       Not Applicable.

18       Not applicable.

19       Not applicable.

22       Not Applicable.

23       Not Applicable.

24       Not applicable .

27       Financial Data Schedule

99       Not applicable

d)       The Company filed the following reports on Form 8-K:

     Current Report on Form 8-K was filed on January 15, 1999 to report the disposition of LED screen assets. Amended Report on Form 8-K/A was filed on February 16, 1999 to file the financial schedules and document exhibits related to the purchase of SMR assets from Centennial Communications Corp which closed on July 6, 1998.

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

                                       COMTEC INTERNATIONAL, INC.

Date:   July 21, 1999                  By:    /s/ James J. Krejci
                                          ----------------------------------
                                          James J. Krejci, President and
                                          Chief Executive Officer

                                       By:    /s Gordon Dihle
                                          ---------------------------------
                                          Chief Financial Officer