Form 10KSB
period 1999-06-30
COMTEC INTERNATIONAL INC
filed 2000-03-17
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the Fiscal Year Ended
                                  June 30, 1999
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

                                 (303) 662-8069
                 (Issuer's Telephone Number Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

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

 Check if there is no disclosure of delinquent filers in response to Item 405 of
   Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information: [ ]

     Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:[ ]

State the aggregate market value of the voting stock (common stock) held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked price of such stock , as of a specified date within the past sixty days. As of the close of business, March 10, 2000, the aggregate market value of the Company's Common Stock (based on the average of the ($.32) bid and ($.41) asked price) held by non-affiliates was $15,399,000.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

              Number of shares outstanding of each of the issuer's
                classes of Common stock as of March 10, 2000 was
                               44,876,191 shares.

           State issuer's revenues for its most recent fiscal year. $0

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

    Check whether the issuer has filed all documents and reports  required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
                               Yes          No
                                  ---         ---

                    DOCUMENTS INCORPORATED BY REFERENCE: None

FORM 10-KSB ANNUAL REPORT - FISCAL YEAR ENDED JUNE 30, 1999

COMTEC INTERNATIONAL, INC.


TABLE OF CONTENTS                                                           Page

PART I

Item 1.   Description of Business                                             3.
Item 2.   Description of Property                                            14.
Item 3.   Legal Proceedings                                                  15.
Item 4.   Submission of Matters to a Vote of Security Holders                16.

PART II

Item 5.   Market for Common Stock Equity and Related Stockholder Matters     17.
Item 6.   Management's Discussion and Analysis or Plan of Operation          19.
Item 6a.  Quantitative And Qualitative Disclosures About Market Risk         24.
Item 7.   Financial Statements                                               25.
Item 8.   Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   25.
PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section  16(a) of the Exchange Act         25.
Item 10. Executive Compensation                                              28.
Item 11. Security Ownership of Certain Beneficial Owners and Management      32.
Item 12. Certain Relationships and Related Transactions                      34.
Item 13. Exhibits and Reports on Form 8-K                                    35.

SIGNATURE PAGE                                                               37.

INDEPENDENT AUDITOR'S REPORT AND CONSOLIDATED FINANCIAL
STATEMENTS, JUNE 30, 1999 AND 1998                                          F-1.

Exhibit 10.8                                                                 39.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development:

1.   GENERAL CORPORATE
     -----------------

     ComTec International Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company has undergone many changes to date as a result of certain reorganizations. Historical changes are more fully disclosed in prior 34 Act filings. The Company's principal office is located at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado 80112; its telephone number is (303) 662-8069; its facsimile number is (303) 662-8485. The Company is currently authorized to issue 100,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN").

     As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN have been undertaken by CMSR Systems, Inc. under a management contract wherein AWN supervises management of the systems pursuant to FCC rules but actual hands on operations are now conducted by CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry or other cash positive business operations.

2.   CURRENT OPERATIONS
     ------------------

     OPERATING SUBSIDIARY

     On December 3, 1996 the Company formed American Wireless Network, Inc., (`AWN") a wholly owned subsidiary of the Company to pursue opportunities in the Specialized Mobile Radio (SMR) industry. In connection with this transaction, the Company transferred all SMR radio licenses under ownership and control of the Company to AWN (exchange for 500,000 shares of common stock in AWN. On December 22, 1996 AWN issued an additional 143,000 shares of common stock to three additional Company affiliated entities. In March of 1997 the Company exchanged for stock in the Company all shares of AWN held outside of the Company. As of March 31, 1997, and currently the Company owns all of the outstanding common stock of AWN. From December 5, 1997 to June 1st, 1999, AWN operated SMR sites in seven MTA's in the southeastern U.S.A., operating specialized mobile radio licenses purchased from Centennial Communications Corp. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999 which became effective June 1, 1999, the day to day SMR operations of AWN have been undertaken by CMSR Systems, Inc. under a management contract wherein AWN supervises management of the systems pursuant to FCC rules but actual day to day operations are now conducted by CMSR Systems, Inc.

     PRINCIPAL OFFICE OF REGISTRANT

     On December 15, 1997 the Company relocated its principal offices to Suite 340, East Arapahoe Road, Englewood, Colorado, 80112. The Company's phone number is (303) 662-8069. The Company's operating subsidiary, AWN, which is also located at such address, entered into a three-year lease for the premises, said lease ending November 30, 2000.

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

     International Media Group, Ltd. ("IMG") was formed as Colorado Corporation in March of 1997 with a plan to operate and market as a public advertising media, the use as of giant LED screens. The Company has entered into an agreement to dispose of the LED screens. IMG has no active operations or material assets. IMG is currently inactive with no defined business plan and has no material assets


3.   CHANGE IN MANAGEMENT
     --------------------

     James J. Krejci and began initial employment with the Company on February 17, 1998 and in conjunction therewith, was named CEO of AWN and Chief Operations Officer of the Company.

     On June 23, 1998, Donald G. Mack resigned as President and CEO of the Company and in all officer and director capacities with subsidiaries of the Company. Mr. Mack remained as a Director of the Company. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed extensive counterclaims against Mr. Mack. (SEE ITEM 3 LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR)

     On August 26, 1998, pursuant to a call for a special meeting by shareholders owning in excess of 10% of the Company's common stock, and presented to the shareholders by a notice and proxy mailed by the Company's independent transfer agent on August 11, 1998, a special meeting and election of all shareholders of the Company was held with the following proposed purposes: remove Donald G. Mack from the Board of Directors for cause; remove Daniel Melnick from the Board of Directors; elect James J. Krejci to the Board of Directors and elect Gordon D. Dihle to the Board of Directors. As a result of the Special Meeting of Shareholders held August 26, 1998, Donald G. Mack and Daniel Melnick were removed as Directors of the Company. In the same special shareholders meeting, James J. Krejci and Gordon D. Dihle were elected to the Company's Board of Directors until the next annual meeting of the Shareholders. As of August 26, 1998 the Company's Board of Directors consisted of J. Kent Millington (appointed May 8, 1998), James J. Krejci and Gordon D. Dihle.

     Prior to the special meeting of shareholders held August 26, 1998, by a letter dated August 21, Donald G. Mack tendered his resignation as a Director of the Company and as an officer and director of any of its subsidiaries. Previously, on June 23, 1998 Mr. Mack had tendered his resignation as an officer of the Company and as an officer and director of any of its subsidiaries. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Mr. Mack was officially removed as a Director of the Company by the special meeting of shareholders held August 26, 1998. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed extensive counterclaims against Mr. Mack. (SEE ITEM 3 LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR)

     J. Kent Millington who was appointed May 8, 1998 resigned from the board of directors effective September 2, 1998. With respect to the resignation by Mr. Millington, there was no disagreement with Mr. Millington on any administrative, operational or technology issues or public disclosure which disagreement, if not resolved to the satisfaction of this officer, would have caused him to make reference to the subject matter in connection with its report.

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

     Current management of the Company consists of President and CEO, James J. Krejci, an MBA, formerly a top executive with Jones Intercable, Inc./Jones International, Ltd. associated companies, Chief Financial Officer and Secretary/Treasurer, Gordon Dihle, an attorney and CPA, and Controller, Michael Bunch, a CPA and MBA. Marc Maassen is an outside director of the Company,

4.   ASSET FORFEITURES, DISPOSITIONS AND TERMINATIONS OF CONTRACT RIGHTS
     -------------------------------------------------------------------

     DISPOSITION OF LED SCREEN ASSETS

     On December 31, 1998 the Company disposed of six (6) giant light-emitting diode (LED) screens by sale to Lanstar Computer Products, Inc., a Texas Corporation, located in Dallas, Texas. The giant LED screens are used to provide computer light presentation programs, adaptable for indoor or outdoor use for
sporting  events,   advertising  displays  and  other  theatrical  applications.
Pursuant to the Purchase Agreement entered into between the Company and Lanstar Computer Products, Inc., the LED screens were sold to Lanstar Computer Products, Inc. in exchange for a Promissory Note payable to the Company in the amount of two million four hundred thousand dollars ($2,400,000). The promissory note is secured by an agreement utilizing the assets sold as security for the promissory note. The entire principal of the promissory note was due December 31, 1999. The promissory note, a general obligation of Lanstar Computer Products, Inc., bears simple interest at the rate of eight percent (8%) per annum payable quarterly. The Buyer, Lanstar Computer Products, Inc., is a Texas Corporation located at 13707 Gamma Road, Dallas, Texas 75244. Prior to this disposition, neither the Company, nor any of its subsidiaries, directors, officers or persons associated with the Company's officers and directors had any relationship with Lanstar Computer Products, Inc. or any of its officers or directors. Lewis D. Rowe, who is not an officer or director of the Company, but who is listed as an affiliate of the Company in the Company's June 30, 1997, 1998 and 1999 Form 10KSB as a person known by the Company to own beneficially more than 5% of the Company's
 .001 par value common stock, may be an affiliate of Lanstar Computer Products, Inc., a non-pubic company. The LED Screens had been on consignment for sale since August 1998. No determination as to the collectability of the promissory note has been made.

     AGREEMENT FOR DISPOSITION OF LICENSES

     As previously reported on Form 8K filed April 30, 1999, on April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc., ("Buyer") a Nevada Corporation unaffiliated with the Company. The purpose of the Asset Acquisition Agreement is to facilitate the sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The sale is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the licenses. AWN will retain a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The agreement also includes a lease of SMR related equipment owned by AWN to CMSR Systems, Inc. The 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses to be sold to CMSR Systems, Inc. were purchased by American Wireless Network, Inc. on July 6, 1998 as a part of the acquisition of divisional segment assets from Centennial Communications Corp. which was reported in Item 2 of form 8K's dated December 26, 1997, and September 3, 1998 and Items 2 and 7 of the form 8K-A and Exhibits thereto dated February 9, 1999. Effective June 1, 1999 all hands on operations previously conducted by AWN with respect to the 900 MHz licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. Application has been made and approval of the transfer of the 900 MHz licenses and assumption of the debt to the FCC related to the licenses is pending at the FCC.

(b)  Business of Issuer:

     American Wireless Network, Inc. ("AWN") a wholly owned subsidiary of the Company was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company. The Company's SMR operations were conducted through AWN. At present AWN acts as the supervisor of certain SMR operations managed by CMSR Systems, Inc. under the provisions of the management contract with CMSR Systems, Inc.

     During the fiscal year ended June 30, 1999 and through the present, the Company has continued as a developmental stage entity focused on developing a business plan. Activities have been concentrated on creating and executing the Company's strategic business plan, raising private financing, efforts to acquire other entities and operations, developing a management and support staff to execute its business plan, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry or other compatible cash positive business operations.

Current Status and Operations

     On April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc., ("Buyer") a unaffiliated Nevada corporation. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The sale and an associated lease of SMR related equipment owned by AWN, is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the licenses. AWN will retain a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The agreement also includes a lease of SMR related equipment owned by AWN to CMSR Systems, Inc. Effective June 1, 1999 all operations previously conducted by AWN with respect to the 900 MHz licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. Application has been made and approval of the transfer of the 900 MHz licenses and assumption of the debt to the FCC related to the licenses is pending at the FCC. At present AWN acts as the supervisor of SMR operations conducted by CMSR Systems, Inc. under the provisions of the management contract.

The Specialized Mobile Radio Industry

     SMR, considered "private carriage," was designed to serve the business community. With the birth of SMR, the government saw an opportunity to deregulate the business communications industry by creating a viable new marketplace and, at the same time, decrease the cost of providing fleet dispatch service to small businesses. In contrast cellular considered "common carriage" by the FCC, was designed to be a mobile outgrowth of the public telephone system. Like the public telephone system, cellular systems are regulated by the FCC and public service commissions of respective state governments.

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

(c)  Government Regulation:

     The Company's operations are subject to government regulation primarily by the FCC. The licensing, operation, assignment, and acquisition of 900 MHz SMR licenses are regulated under the Communications Act of 1934, as amended in 1996 (the "Communications Act"). Since that time, the FCC has adopted new rules converting interconnected SMR service from a private radio service to a commercial mobile radio service and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding. The FCC periodically has various dockets under consideration, which could result in changes to the FCC's rules, regulations, and policies. Certain rule, regulation or policy changes by the FCC could potentially affect the financial standing of the Company.

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

     Regulatory developments. In March, 1996, the Communications Act went into effect. This Act effected significant change in regulation and market entry for communications service providers. Despite this effect on the telecommunications industry as a whole, the Company does not anticipate any material adverse effect on its business arising from the Communications Act.

Legislation or materially different rules may be proposed and enacted at any time and may have a material adverse affect on the operations of the Company. At this time, the Company is unaware of any pending legislation or rule-making proceedings that would have a material adverse affect on the current operations of the Company.

RESEARCH AND DEVELOPMENT

     The Company has not incurred, and does not expect to incur, significant research and development expenses.

COPYRIGHTS, PATENTS, PROPRIETARY INFORMATION, AND TRADEMARKS

     The Company has no registered service marks, copyrights, or patents.

(d)  Employees and Consultants:

     As of the date of this filing, the Company and its wholly owned subsidiary AWN employs a total of two (2) persons on a full time basis: James Krejci, President and Chief Executive Officer of the Company and Gordon Dihle, the Secretary/Treasurer of the Company. Mike Bunch, the Controller is employed by the Company on a part time as needed basis.

     The Company periodically retains outside consultants such as attorneys, accountants, engineers, technicians and industry consultants to perform certain corporate administrative tasks and SMR related maintenance.

(e)  Wireless Industry:

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

RISK FACTORS

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described below. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, the factors set forth below (see also "Forward Looking Statements").

     Limited Revenues; Limited Relevant Operating History; Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit. Since its inception, the Company has been engaged primarily in the acquisition of FCC Licenses and the construction of facilities to begin commercial operation of such licenses and, therefore, has had very limited revenues from sales of its services. Management has not included revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the wireless communications industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of services in new markets. The Company has incurred operating losses in each quarter since inception and on June 30, 1999, the Company had an accumulated deficit of approximately $13,252,100. Since such date, losses have increased and are continuing through the date of this report. Accordingly, it is anticipated that the Company will continue to incur significant losses. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

     Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its plan to acquire an operating entity or effect a business combination and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders. The Company's independent public accountants have included an explanatory paragraph in their reports on the Company's financial statements for the years ended June 30, 1999 and 1998, which express substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

     Management of Growth and Attraction and Retention of Key Personnel. Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute any future business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's future success depends in large part on the continued service of its key management personnel. The Company believes that its future success also depends on its ability to attract and retain skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse effect on the financial condition and results of operations of the Company.

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

     Dependence on Governmental Regulation. The licensing, operation, acquisition and sale of the Company's SMR licenses are regulated by the FCC. FCC regulations have undergone significant changes during the last five years and continue to evolve as new FCC rules and regulations are adopted pursuant to Omnibus Budget Reconciliation Act of 1993 and Telecommunications Act. The Company's ability to conduct its business is dependent, in part, on its compliance with FCC rules and regulations. See "Business--Government Regulation." Future changes in regulation or legislation affecting the Company's system, including Congress' and the FCC's recent allocation of additional commercial mobile radio services spectrum, could materially adversely affect The Company's business. In addition, should the FCC fail to renew any of the Company's licenses or pass rules or regulations that limit the Company's ability to conduct its business, this could have a material adverse effect on the Company.

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

     Concerns About Mobile Communications Health Risk. Allegations have been made and certain studies appear to show that the use of portable mobile communications devices may pose health risks due to radio frequency emissions from such devices. The actual or perceived risk of mobile communications devices could adversely affect the Company through a reduced subscriber growth rate, a loss of current subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

     Lack of Dividend History; No Dividends. The Company has never paid dividends on its Common Stock and intends to utilize any earnings for growth of its business. Therefore, the Company does not intend to pay cash dividends for the foreseeable future. This lack of dividends and a dividend history may adversely affect the liquidity and value of the Company's Common Stock.

     Possible Volatility of Market Price. The Company's Common Stock has been traded on the OTC Bulletin Board since 1984. The Company believes that factors such as (but not limited to) announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet securities analysts' expectations, general conditions in the international marketplace and the worldwide economy, announcements of technological innovations or new systems or enhancements by the Company or its competitors, developments in patents or other intellectual property rights and developments in the Company's relationships with clients and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

     OTC Bulletin Board listing requirements. Under the new rules for continued listing on the Bulletin Board, OTC traded firms are required to become and remain fully reporting under Section 12 of the 1934 Securities and Exchange Act. Although the Company intends to complete all future required filings on a timely basis, there can be no assurance that its .001 par value common stock (YRLS) will not be de-listed from the Bulletin Board. If de-listed, the market will almost certainly reflect a depressive effect on the price of the Company's common stock.

     Penny stock regulations and requirements for low priced stock. The Commission adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's common stock as currently traded on the OTC Bulletin Board, the Company's stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchasers written consent to the transaction prior to sale. Consequently, the Rule may have a negative effect on the ability of shareholders to sell common shares of the Company in the secondary market.

     FORWARD-LOOKING STATEMENTS. A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this 10KSB Report that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as, for example, construction, delivery, and real estate management services) that the Company is targeting for its SMR systems, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's systems deployment and marketing plans and customer demand, the success of efforts to improve and satisfactorily address any issues relating to the system's performance, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the SMR system, access to sufficient debt or equity capital to meet the Company's operating and financing needs, the quality and price of similar or comparable wireless Communications services offered or to be offered by the Company's competitors, including providers of cellular and PCS service, future legislative or regulatory actions relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in The Company's reports filed with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Office:

     AWN leases approximately 2000 square feet of executive office space at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado. The office lease extends to November 30, 2000. All corporate, administrative, accounting and operational functions are carried out from the corporate headquarters. The Company shares offices with AWN. As a result of employee and operational reductions, this lease space is only twenty five percent utilized for Company purposes and is more than adequate for the Company's current needs. The Company has subleased a portion to its office space in order to offset office overhead.

ITEM 3.  LEGAL PROCEEDINGS

     On September  14, 1998 the Company  received by certified  mail a Complaint filed in Superior Court of California, County of San Diego, Case No. 723581 entitled John Brent, et al vs. ComTec International, Inc., a New Mexico corporation, et al Defendants. The Complaint by seven named Plaintiffs alleges securities fraud, improper sale of unregistered securities, and stock manipulation against the Company and five individual defendants who were former officers and/or directors of the Company, none of whom are currently associated with the Company. The Plaintiff's interrogatory responses indicate that allegations of actual damages by the seven Plaintiffs totals less than $100,000. The Company believes that it has meritorious defenses and will vigorously defend against the allegations of the Complaint. A motion to dismiss Plaintiffs' complaint based upon statute of limitations and other issues has been initiated by the Company and remains pending. A trial date has been tentatively set for May 28, 2000.

Litigation with Former Officer and Director

     On February 1, 1999 Donald Mack, the former CEO, President and director of ComTec International, Inc. filed a complaint in the District Court, City and County of Denver, State of Colorado, Civil Action Number 99CV634, Courtroom 6, against ComTec International, Inc. ("ComTec") as well as two individual defendants, a current officer and a shareholder of ComTec. On March 24, 1999 ComTec filed its Answer and extensive Counterclaims against Donald Mack ("Mack"). Mack alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired in May of 1998). Mack further alleges that although he resigned as an officer in June 1998, he was wrongfully induced to resign. Mack alleges that he is due salary, car allowance, health plan payments, life insurance payments, stock bonuses and other items from June 30, 1998 through June 30, 2002. ComTec's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to Mack. ComTec's answer further states as affirmative defenses that Mack's claims are barred by the doctrine of estoppel and unclean hands, that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality, that Mack's claims are barred by failure of consideration, fraud and illegality, waiver, failure to mitigate, that Mack's alleged claims are more than setoff by the counterclaims of ComTec against Mack and that Mack's alleged damages, if any, are the result of Mack's own actions. ComTec believes it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by Mack. The Company filed a number of Counterclaims against Mack. Among the Counterclaim allegations of ComTec against Mack are allegations that an agreement entered into in May of 1995, whereby Mack gained control of ComTec through an agreement for ComTec to purchase the assets of a corporation controlled by Mack, KeyStone Holding Corporation, was entered into with intent to defraud ComTec and its shareholders. Among other allegations, ComTec alleges that misrepresentations and omissions of material fact were made by Mack prior to the Keystone transaction, that Mack used ComTec as an instrumentality for his own personal benefit and affairs, that Mack acted to conceal material facts regarding Mack's ultra vires and unauthorized acts in the name of ComTec. ComTec further alleges that Mack took unauthorized and unearned bonuses in stock of ComTec and cash, that the execution of the employment addendum through which Mack is alleging amounts are now due him from ComTec was accompanied by circumstances of fraud and collusion, and that Mack made unauthorized use of ComTec's funds and property. ComTec's claims against Mack include: intentional misrepresentation/fraudulent inducement regarding the
Keystone Transaction; fraudulent concealment/constructive fraud; breach of warranty; breach of fiduciary duty; conversion; fraudulent conveyance; civil theft pursuant to C.R.S. Sections 18-4-401 and 18-4-405 and securities fraud pursuant to C.R.S. Section 11-51-501. ComTec seeks monetary damages and constructive trust as well as Declaratory Judgment pursuant to C.R.C.P. 57. ComTec believes it has meritorious claims and will resolutely pursue its claims against Mack. In October of 1999, the Plaintiff, Mack, filed for bankruptcy protection. Various motions are now pending with respect to the Mack bankruptcy matter as it relates to the Company's claims against Mack as well as issues related to the status and jurisdiction of Mack's allegations against the Company. In February 2000, attorneys representing Mack in the original state court action as well as Mack's bankruptcy proceeding have each filed motions for leave to withdraw from representation of Mack. The state court action has been suspended pending resolution of jurisdictional issues and other administrative matters involving Mack's bankruptcy proceedings.

     On February 14, 2000, the Company was served with a Complaint filed in Superior Court of California, County of Los Angeles, Central Division, Case No. BC 224058 entitled A-1 Business Products, Inc. vs. ComTec International, Inc. The complaint alleges damages of approximately $200,000 with respect to alleged financing arrangements. The Company believes that it has meritorious defenses and will vigorously defend against the allegations of the Complaint. The Company has not yet filed its answer to the complaint but has filed an initial motion to dismiss for lack of personal jurisdiction. Due to the preliminary nature of the proceedings, further information is not available.

     Except for the foregoing, no non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

     The principal market of the Company's .001 par value common stock, its only trading class of equity securities, is the NASD Electronic Bulletin Board over-the-counter market. The Company's common stock currently trades under the symbol YRLS. The Company has approximately 614 shareholders of record. The Company's transfer agent is General Securities Transfer Agency, Inc., 3614 Calle Del Sole NE, Albuquerque, New Mexico 87110.

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

     The following table indicates the quarterly high and low bid market price ranges of the Company's common stock in the over-the-counter market on the Electronic Bulletin Board for the fiscal years ended June 30, 1998 and June 30, 1999, as reported by the Nasdaq-Amex Market Group, an NASD company. The information supplied represents quotations between dealers that does not include retail markups, markdowns or commissions, actual transactions and any adjustments for stock dividends.

     The following chart is made considering the effect of the one for five reverse stock split effective January 31, 1998 and rounded to nearest full penny for presentation purposes only.

                                                               BID        BID
                                                              HIGH($)    LOW($)
                                                              ------     -----
Fiscal 1998:
First Quarter: July 1, 1997 through September 30, 1997        $0.52      $0.24
Second Quarter: October 1, 1997 through December 31, 1997     $1.80      $0.22
Third Quarter: January 1, 1998 through March 31, 1998         $0.85      $0.19
Fourth Quarter: April 1, 1998 through June 30, 1998           $0.20      $0.09

Fiscal 1999:
First Quarter: July 1, 1998 through September 30, 1998        $0.10      $0.05
Second Quarter: October 1, 1998 through December 31, 1998     $0.06      $0.02
Third Quarter: January 1, 1999 through March 31, 1999         $0.05      $0.02
Fourth Quarter: April 1, 1999 through June 30, 1999           $0.07      $0.03

(b)  Holders:

     As of March 10, 2000 the approximate number of holders of record of shares of the Company's common stock, $.001 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

         Title of Class                     Number of Record Holders
         --------------                     ------------------------

         Common Stock, $.001 par                      614

(c)  Dividends:

     The Company has paid no dividends during fiscal years ended June 30, 1999, June 30, 1998 or to the present date. Other than the requirements of the New Mexico Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

     The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

Unregistered shares issued
--------------------------

     The following shares of the Company's .001 par value common stock were issued without registration to the named entities during the Fiscal Year Ended June 30, 1999 which the Company believed to be exempt from registration requirement as a nonpublic offering.

Date          Number of Shares    Issued to                       Consideration

1/15/99           36,000          Marc Maassen                    Services

Unregistered  Shares  Issued  pursuant  to  Regulation  S during  the year ended
--------------------------------------------------------------------------------
6/30/99.
--------

Date          Number of Shares   Issued to                        Consideration

9/2/98           1,538,461       Overseas Foreign Holdings, Ltd.  Loan Fees

9/2/98           1,538,461       Queens Cross Group, Ltd.         Loan Fees

11/12/98         1,538,461       Cayman Offshore Intl. Ltd.       Loan Fees

     As reported on Form 8Ks filed September 3, 1998 and November 23, 1998 the above listed shares of the Company's .001 par value common stock were issued to entities not residents of the United States of America pursuant to Regulation S. All of the total 4,615,383 shares of

001 par value common stock were issued to entities organized outside of the United States of America and entities that are not residents of the United States of America.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
--------------------------

     The foregoing and subsequent discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and potential acquisitions of or mergers with operating companies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1999, and June 30, 1998, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

     Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, termination of proposed transactions, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economics and the risks discussed under "Business--Risk Factors" in this report.

(a)  Plan of Operation:

     From May 10, 1995 until April of 1999, the Company's strategic business plan was, aside from terminated venture in the LED screens and the divested TTI prepaid phone card investment, been concentrated on wireless telecommunications. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMRS Systems, Inc. (an unaffiliated Nevada Corporation) on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN have been undertaken by CMSR Systems, Inc. under a management contract wherein AWN supervises management of the systems pursuant to FCC rules but actual day to day operations are now conducted by CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry or other cash positive business enterprises.

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

Current Status and Operations

     On December 5, 1997 AWN entered the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. On April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc., ("Buyer") a Nevada corporation wherein those assets are to be sold to CMRS Systems, Inc. The initial phase of the Asset Acquisition Agreement (as amended) became effective June 1, 1999. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The agreement also includes the lease of SMR related equipment owned by AWN to CMSR Systems, Inc. The sale is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the licenses. AWN will retain a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses to be sold to CMSR Systems, Inc. were purchased by American Wireless Network, Inc. on July 6, 1998 as a part of the acquisition of divisional segment assets from Centennial Communications Corp. As a part of the Asset Acquisition Agreement (as amended), the Company will assign its tower site licenses and lease to CMSR Systems, Inc., certain SMR related transmission equipment for a five (5) year term at the initial base rate of $33,750 per quarter for the first year of payments, $42,000 per quarter for the second year of payments, $52,000 per quarter for the third year of payments, and $57,250 per quarter for the fourth year of payments provided, however, that such Equipment Lease payments shall begin one year from the Effective Date of June 1, 1999. The Lessee shall have the option to extend the Lease for 1 year terms (up to a total of a 3 year extension after the termination of the original 5 year term); provided, however, that the monthly rate will be based upon the fair market value ("FMV") of Equipment on the date of any extension as agreed upon by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. Lessee shall have the option, within 30 days of the end of any term, to purchase the Equipment at the then FMV as determined by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. In the event of the bankruptcy of the Company, Lessee shall have the right to purchase the Equipment at its then FMV. Management believes this agreement will relieve the Company of the now existing negative cash flow burdens of debt service, operating deficits and extensive maintenance costs related to the SMR systems. Effective June 1, 1999 all operations previously conducted by AWN with respect to the 900 MHz licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. Application has been made and approval of the transfer of the 900 MHz licenses and assumption of the debt to the FCC related to the licenses is pending at the FCC.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company reported a net loss of $1,526,800 for the year ended June 30, 1999 and a net loss of $3,029,900 for the year ended June 30, 1998 and has reported net losses of $13,231,700 from inception (March 15, 1994) to June 30, 1999. As reported on the consolidated statements of cash flows, the Company incurred deficient cash flows from operating activities of $1,205,300 and $1,046,000 for the years ended June 30, 1998 and 1999 respectively and has reported deficient cash flows from operating activities of $4,480,600 from inception (March 15, 1994) to June 30, 1999. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past year had material adverse effects on the Company. The Company has a significant investment in license rights, the recoverability of which is dependent upon the success of future events.

     On July 2, 1998 the Company obtained a loan of $600,000 from Queens Cross Group, Ltd. for the purpose of closing the purchase of SMR assets from Centennial Communications, Inc. On July 20, 1998 the Company obtained an operating loan of $250,000 from Overseas

Foreign Holding, Ltd. and on October 26, 1998 the Company obtained an additional operating loan of $200,000 from Cayman Offshore International, Ltd.

     Management is endeavoring to develop a strategic plan to raise private financing, develop a management team, maintain reporting compliance and explore potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry or other cash positive business operations. The Company entered an agreement to sell its FCC licenses to eliminate negative cash flow from SMR operations, to satisfy debt requirements and in a plan anticipated to generate cash flows, is expecting to lease its SMR equipment.

     In the previous fiscal year and in the year ended June 30, 1999, the Company paid due diligence deposits to Sigma Finance Corporation in connection with a nonbinding financing proposal for up to a $200 million ten-year bond issue to be collateralized by all of the Company's assets. In September 1998, as reported in Form 10KSB for the year ended June 30, 1998, the Board of Directors approved the preliminary requirements of the proposed tentative financing arrangement and management was authorized to take all necessary action to pursue and finalize the transaction if the opportunity arises. The Company has additional unrelated proposals for private debt funding with other entities pending. There is no agreement or requirement on the part of Sigma Finance Corporation or any other entity to provide financing to the Company.

     Should the Company be successful in obtaining substantial additional debt financing, management plans to seek acquisitions of more telecommunication or computer related businesses, information and data services or other cash generating enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan.

     From March 1, 1999 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is $600,000. This amount is composed of $600,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from the current operations. There can be no assurances that the Company will be able to successfully obtain the additional financings or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

     The Company has limited capitalization and is dependent on the proceeds of private or exempt offerings to continue as a going concern and implementing a business plan. All during fiscal 1999 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire SMR or other productive assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources. The Company is currently in discussions with one or more entities for private debt and equity financing package(s).

(e)  Results of Operations:

Fiscal Year Ended June 30, 1999

     For the year ended June 30, 1999 the Company recorded a net loss before other income and expense of $54,700 and a net loss of $1,526,800 with a net loss per common share of $0.04. As of June 30, 1999, the Company incurred direct expenses of $831,000 associated with the administration and limited operations of the Company compared to $1,031,000 reported in the year ended June 30, 1998. From the period of July 1, 1998 to June 30, 1999 the Company's management incurred general and administrative expenses of $831,000 a decrease of $200,000 from similar expenses incurred during the year ended June 30, 1998. The major reason for the decrease in expense were employee reductions and management's continuing efforts to reduce overhead. The Company had ancillary income of $124,200 from dividends, interest and other sources. Management has not included SMR operating revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. Interest expense of $287,100, Loan origination fees of $582,700 and losses from telephone services discontinued in December, 1997 of $776,500, were recorded, making up the bulk of the total net loss of $1,526,800.


Fiscal Year Ended June 30, 1998

     For the year ended June 30, 1998 the Company recorded a net loss before other income and expense of $1,031,000 and a net loss of $3,029,900 with a net loss per common share of $0.15. As of June 30, 1998 the Company incurred direct expenses of $1,031,000 associated with the administration and limited operations of the Company compared to $2,574,100 reported in the year ended June 30, 1997. From the period of July 1, 1997 to June 30, 1998 the Company's management incurred general and administrative expenses of $818,000 a decrease of $720,200 from similar expenses incurred during the year ended June 30, 1997. The major reason for the decrease in expense was a decrease in recorded officers compensation from $980,300 reported in the June 1997 year end to $128,900 reported in the year ended June 30, 1998. The Company had ancillary income of $73,400 from dividends, interest and other sources. Management has not included SMR operating revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. Write-downs of LED equipment of $1,374,300, interest expense of $457,000, loss from foreclosures and disposal of assets that totaled $179,600 and losses from telephone services discontinued in December, 1997 of $61,000, constituted 68% of the total net loss of $3,029,900.

Impact of Recently Issued Accounting Standards

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

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of the date hereof, all the Company's long term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Item 310 of regulation S-B, for the years ending June 30, 1998 and June 30, l999 which have been audited and reported upon by Hixson, Marin, Powell & DeSanctis, P.A. and Grabau & Company, PC respectively are annexed as a separate section to this Report, designated pages F-1 through F-39.

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

     On September 3, 1999 the Company retained Grabau and Company, P.C. of Denver, Colorado as its independent Certified Public Accountants. During the Company's two most recent fiscal years, and the interim periods since completion of its last fiscal year, the Company had not consulted Grabau and Company, P.C. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated September 29, 1999.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Identify Directors and Executive Officers.

     The following table sets forth: (1) names and ages of all persons who presently are directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

         Director Name/Title               From                 To
         -------------------               ----                 --

         James J. Krejci, 58               August, 1998         Next Annual
         Director, President & CEO                              Meeting

         Gordon D. Dihle, 45               October, 1997        May 8, 1998
         Director, Secretary & Treasurer   August, 1998         Next Annual
                                                                Meeting

         Marc Maassen, 49                  October, 1998        Next Annual
         Outside Director                                       Meeting


     There is no understanding or arrangement between any directors or any person or persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

     Each director is serving a term of office, which shall continue the next annual meeting of Shareholders and until his successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

(b)  Business Experience:

     The following is a brief account of the experience, during the past five years, of each director and executive officers of the Company:

James J. Krejci: Chief Operations Officer of the Company and President and CEO of AWN (February, 1998). Chairman of the Board of Directors, CEO and President of the Company (September, 1998).

     For the five years preceding Mr. Krejci's appointment as a Director of the Company. Mr. Krejci was employed as follows:

     September 1998 through present: CEO and President of ComTec International, Inc. and AWN. February 1998 through August 1998: COO of ComTec International, Inc. and Chairman of the Board of Directors, CEO and President of AWN.

     July  1996  through   February   1998:   CEO  and  President  of  Imagelink
Technologies,  Inc., a firm  involved in the  development  and  distribution  of
videoconference   equipment.

     May 1994 through February 1996: President - International Division of International Gaming Technology, Inc., a firm involved in the development and distribution of gaming equipment.

     May 1985 through May 1994 : President and/or officer of various subsidiaries of Jones International, Inc., including Jones Intercable, Inc. a 1934 Act Reporting Company, these firms were involved in development and distribution of cable television systems as well as activities ancillary and related to the cable television business.

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

Marc Maassen: Outside Director of ComTec International, Inc.  (October, 1998).

     For the five years preceding Mr. Maassen's appointment as a Director of the Company. Mr. Maassen was employed as follows:

     January 1999 through present, self employed communications and computer industry consultant.

     1991 through January 1998, Executive Vice President ICG Communications, Inc. and executive positions with subsidiaries of ICG Communications, Inc. (including Zycom Corporation and Fiber Optic Technologies, Inc.) operating as a local exchange carrier providing local, long distance, internet and data services.

     Mr. Maassen achieved a B.A. in Business Administration in 1974 at Colorado State University, Fort Collins, Colorado.


(c)  Identification of Certain Significant Employees and Consultants:

     None

(d)  Family Relationships:

     No family relationships exist between any director or executive officers of the Company.

(e)  Involvement in Certain Legal Proceedings:

     No event listed in  Subparagraphs  (1) through (4) of  Subparagraph  (d) of
Item 401 of Regulation S-B, has occurred with respect to any present executive officer or director of the

Company during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

(f)  Compliance with Section 16(a) of the Exchange Act:

     To the date of this filing and to the best of knowledge of the Company, Form 3 has been filed by its current officers and directors, form 4 filings have not been required, and no supplemental Form 5 had been filed with the Securities Exchange Commission (SEC) by any of its current officers or directors at June 30, 1999. As of the date of this report, the SEC has not taken any additional action with regard to any failure to file reports

     To the knowledge of the Company none of the following persons (former officers) who may have had Section 16 filing requirements during the fiscal year ended June 30, 1999 complied with Section 16: Clifford S. Perlman and Donald G. Mack.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  General

     (1) through (7) All Compensation Covered. During the fiscal year ended June 30, 1999, the Company employed the following senior management personnel who served pursuant to employment agreements further described in Section (g) below.

(b)  Summary Compensation Table.

     No employee of the Company other than James J. Krejci, its CEO earned in excess of $100,000 during the fiscal years ended June 30, 1998 and June 30, 1999.

SUMMARY COMPENSATION TABLE

                            ANNUAL COMPENSATION        LONG TERM COMPENSATION
                            -------------------        ----------------------

Name and Position      Year   Salary   Bonus  Other  SAR   Options  LTIP  Other
-----------------      ----   ------   -----  -----  ---   -------  ----  -----


James J. Krejci        1999  $117,000   None   None  None   None    None   None
CEO and President      1998  $150,800   None   None  None   None    None   None






(c) Option/SAR Grant Table. During the fiscal years ended June 30, 1998 and 1999, no effective grants of stock options or freestanding SAR's were made by the Company.

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

     No options were formally issued from the 1997 Stock Option Plan during the year ended June 30, 1999. As a disinterested director, Marc Maassen became entitled to receive automatic option grants to purchase 14,000 shares of the Company's Common Stock upon his initial appointment as a director on September 30, 1998 and an option for an additional 14,000 shares on the anniversary of his term as a director on September 30, 1999.

(d) Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended June 30, 1999, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 980,000 shares of the Company's common stock, $.001 par value per share are reserved for issuance pursuant to the Company's 1997 stock option plan as adopted by the Company's Board of Directors on February 12, 1997 and approved by the shareholders on March 28, 1997.

(e) Compensation of Directors. (1) and (2). During the fiscal year ended June 30, 1999, Marc Maassen received 36,000 shares of the Company's .001 par value common stock valued at approximately $600 for services as an outside director. No other director of the Company received any compensation in his capacity as director.

(f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     A former officer, Donald G. Mack was acting as President and CEO of the Company under a three year contract ending in May, 1998. Mr. Mack resigned as President and CEO of the Company and as an officer and director of each of the Company's subsidiaries on June 23, 1998. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract and an alleged addendum thereto. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Prior to a special meeting of shareholders held August 26, 1998, one of the purposes of which meeting was to remove Mr. Mack as a director, by a letter dated August 21, Donald G. Mack tendered his resignation as a Director of the Company and as an officer and director of any of its subsidiaries. Previously, on June 23, 1998 Mr. Mack had tendered his resignation as an officer of the Company and as an officer and director of any of its subsidiaries. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Mr. Mack was officially removed as a Director of the Company by the special meeting of shareholders held August 26, 1998. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed extensive counterclaims against Mr. Mack. SEE ITEM 3 LEGAL PROCEEDINGS
- LITIGATION WITH FORMER OFFICER AND DIRECTOR

     On February 16, 1998, the Company entered into a letter agreement with the Company, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in three equal annual increments to equal a total of 10% of the Company's outstanding common shares over a three year period. The strike price of all of the potential options, as modified (repriced) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998 (closing bid price $.07), Mr. Krejci's actual appointment date as President and CEO of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. No options have actually been issued pursuant to agreements with Mr. Krejci.

     Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock options vesting in annual increments of 2.5% to equal a total of 7.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Dihle's date of appointment as Chief Financial Officer of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 1999, to purchase 1,000,000 shares of the Company's

 .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. No options have actually been issued pursuant to agreements with Mr. Dihle.

     Report on Repricing of Options/SAR's.

     No stock options or freestanding SAR's were issued or outstanding. Accodingly, and during the fiscal year ended June 30, 1999, no stock options or freestanding SAR's were repriced.

     With respect to the informal letter agreement between Mr. Krejci, the Company's CEO, and the Company, in reference to the spirit of the agreement, the strike price of the potential options available to be earned by Mr. Krejci, was modified (repriced) by Board of Director action on October 7, 1998, to $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998 (closing bid price $.07), Mr. Krejci's actual appointment date as President and CEO of the Company. No options have actually been issued pursuant to agreements with Mr. Krejci.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners:

     The information is furnished as of June 15, 1999 as to the number of shares of the Company's common stock, $.001 Par value per share owned beneficially, or is known by the Company to own beneficially more than 5% of any class of such security who is not also an Officer or Director of the Company:

     At June 30, 1999, the Company had outstanding Class A .001 par value Common Stock, the only class of voting securities outstanding. Each common share entitles the holder to one vote in any matter submitted to shareholders for approval. The common shares vote as a single class.

Name and Address                      Amount and Nature             Percentage
of Beneficial Owner                of Beneficial Ownership        of Total Class
-------------------                -----------------------        --------------

Lewis D. Rowe                           4,317,924  (1)                  9.6%
PO Box 1561GT
Zephyr House, Mary Street
Grand Cayman, British West Indies


(1.) Includes 2,158,962 warrants to purchase .001 par value common stock at prices from $4.50 per share to $2.90 per share expiring between June 2000 and March 2001. The shares and warrants were issued in payment of fees to Mr. Rowe between June 30, 1997 and March 23, 1998 with respect to certain funding received by the Company from various entities not residents of the U.S.A., as reported on the Company's Form 8K filed April 7, 1998.

(f)  Security Ownership of Management:

     The information is furnished as of September 10, 1998 as to the number of shares of the Company's common stock, $.001 par value per share owned by each executive officer and director of the Company and by all executive officers and directors as a group:

Name and Address of                  Amount and Nature             Percentage of
Security Owner                     of Security Ownership            Total Class
--------------                     ---------------------            -----------

Gordon D. Dihle                         218,676  (1)                    .5%
4881 South Amaro Drive
Evergreen, Colorado  80439

James Krejci                            274,286  (2)                    .6%
1133 Race Street
Denver, Colorado  80206

Marc Maassen                             64,000  (3)                    .1%
240 Hopi Place
Boulder, Colorado  80303

Total officers and directors,           556,962                  1.2% as a group
(3 persons)

(1) includes 14,070 shares owned by a professional corporation owned by Mr. Dihle. Does not include stock options potentially equal to up to 7.5% of the Company's common shares which Mr. Dihle has the potential to earn pursuant to an employment agreement over a three year period ending January 1, 2002. Does not include a non-formalized option to purchase 1,000,000 shares of the Company's common shares which is to become effective after July 1, 1999.

(2) does not include stock options potentially equal to up to 10% of the Company's common shares which Mr. Krejci has the potential to earn pursuant to an employee agreement over a three year period ending February 16, 2001. Does not include a non-formalized option to purchase 1,300,000 shares of the Company's common shares which is to become effective after July 1, 1999.

(3) includes automatic stock options to purchase 28,000 shares of common stock which accrued to Mr. Maassen as an outside director under the Company's 1997 incentive stock option plan.

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

Certain Transactions

     In April, 1997, a former officer of the Company, Donald G. Mack, while an officer/director/shareholder of the Company collateralized the purchase of an automobile in a limited liability company, which is affiliated with Donald G. Mack. A certificate of deposit of the Company in the amount of $78,600 was held by a financial institution as collateral to the automobile purchased by the related party. The collateral was reduced by approximately $10,000 during the subsequent period. The certificate of deposit is restricted and is included in cash and equivalents. The Company subsequently obtained release of the collateralized certificate of deposit from the financial institution in December 1998. The Company has filed extensive claims against Mr. Mack. SEE ITEM 3 LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR.

     On February 16, 1998, the Company entered into a letter agreement (as modified) with the Company, which remains to be formalized, by which James Krejci initially became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. SEE ITEM 10 - EXECUTIVE COMPENSATION - (f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding common stock of the Company over a three year period. SEE ITEM 10 - EXECUTIVE COMPENSATION - (f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     Except for the foregoing and during the fiscal year ended June 30, 1999, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Company or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the Company's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents or subsidiaries was or is a party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed herewith or incorporated herein by reference as Exhibits:

2.0  Acquisition of assets of Keystone Holding Corp. dated May 10,1995 (1)

2.1 Conversion of $1,500,000 debt to common stock issued to non U.S.A. residents. Incorporated by reference to Form 8-K dated July 14, 1997 and April 7, 1998.

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

4.0  Certificate of Designation of Series A Preferred Shares. (1)

4.1  Certificate of Designation of Series B Preferred Shares. (1)

4.2  Certificate of Designation of Series C Preferred Shares. (1)

10.01Form of Employment Agreement between the Company and its officers. (1)

10.02Letter  Agreement  between the Company and James Krejci dated  February 12,
     1998. Incorporated by reference to exhibit filed with the Company's Form 10KSB for June 30, 1997.

10.03Minutes of Board of Directors Meeting dated January 15, 1999 relating to modification of Krejci Letter Agreement. (2)

10.04Letter  Agreement  between the Company  and Gordon  Dihle dated  January 4,
     1999. (2)

10.05Acquisition  of  operating  assets  from  Centennial  Communications  Corp.
     Incorporated by reference to Form 8-Ks dated December 29, 1997 and September 3, 1998 and exhibits filed with Form 8-K/A dated February 6, 1999.

10.06Purchase Agreement - LED Screen  Disposition.  Incorporated by reference to
     Form 8-K dated January 14, 1999. Incorporated by reference to exhibits filed with Form 8-K dated January 14, 1999.

10.07Asset  Acquisition   Agreement  -  License  Disposition.   Incorporated  by
     reference to exhibits filed with Form 8-K dated April 29, 1999.

10.08 Amendment Number 1 to Asset Acquistion Agreement

10.09Issuance  of shares to persons and  entities  not  residents  of the U.S.A.
     pursuant to Regulation S. Incorporated by reference to Forms 8-K dated April 7, 1998 and September 3, 1998.

16.1 Letters on change in certifying accountant. (incorporated by reference to the Company's Incorporated by reference to Form 8-K dated September 29, 1999 and Form 8K/A dated October 18, 1999.

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

27   Financial Data Schedule


     (1) Incorporated by reference to exhibits filed with the Company's Form 10KSB for June 30, 1995.

     (2) Incorporated by reference to exhibits filed with the Company's Form 10KSB for June 30, 1998.


(b) The Company filed two reports on Form 8-K during the quarter ended June 30, 1999, and two reports on Form 8-K from June 30, 1999 to the date of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

COMTEC INTERNATIONAL, INC.

Date:   3/13/00                      By     s/s James J. Krejci
                   Chief Executive Officer, ___________________________________
                                            James J. Krejci, President and CEO

                                     By:    s/s Gordon D. Dihle
                   Chief Financial Officer, ___________________________________
                                            Gordon D. Dihle, Secretary
                                            and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                            Title                          Date
---------                            -----                          ----

s/Gordon D. Dihle
---------------------------
Gordon D. Dihle                     Director                       3/13/00

s/James J. Krejci
---------------------------
James J. Krejci                     Director                       3/13/00

s/Marc Maassen
---------------------------
Marc Maassen                        Director                       3/13/00

                  COMTEC INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEPENDENT AUDITORS' REPORT

                                       AND

                        CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED JUNE 30, 1999 AND 1998 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1999

               GRABAU & COMPANY
         Certified Public Accountants
          A PROFESSIONAL CORPORATION
303 East 17th Ave., Suite 700, Denver, CO 80203
                (303) 861-0434
              FAX (303) 863-1296



                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Comtec International Inc and Subsidiaries
Englewood, CO

We have audited the accompanying consolidated balance sheets of Comtec International, Inc. and Subsidiaries (a company in the development stage) as of June 30, 1999 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year then ended and the amounts for the years ended June 30, 1999 included in the cumulative period from inception (March 15, 1994) to June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtec International, Inc. and for the year then ended and the amounts for the year ended June 30, 1999 included in the cumulative period from inception (March 15, 1994) to June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of notes to consolidated financial statements, the Company experienced net losses for the year ended June 30, 1999 of $1,526,800 and has experienced net losses from inception. Sources of cash flows have been through the sales of its common shares ($1,138,900) and from borrowings under financing activities ($6,609,600). The borrowings under financing activities may cause severe liquidity problems. No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 of notes to consolidated financial statements. To date the Company has been dependent on its major shareholder group for debt and equity financing. There is no assurance that this shareholder group will continue as a source of new funds. The Company's ability to achieve the elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. As discussed in Notes 13 and 14 of notes to consolidated financial statements, the Company is a defendent in various matters relating to stock transactions and an employment agreement. Because of the present stage of litigation, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provisions for losses and liabilities that may result therefrom have been made in the accompanying consolidated financial statements. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




s/Grabau & Company PC

Denver, Colorado
January 31, 2000



                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999 AND 1998

                                     ASSETS
                                                       1999          1998
                                                  ------------  -------------
Current Assets
     Cash and equivalents includes restricted
     funds (1998, $568,500)                       $     70,500  $     667,800
Accounts receivable, less allowance for doubtful
     accounts (1998, $28,900)                           63,100         13,500
Investment in marketable securities                          -              -
LED equipment, held for resale                       1,314,300      1,324,300
Other current assets                                         -         45,000
                                                  ------------  -------------
          Total current assets                       1,447,900      2,050,600

Property and equipment                               1,249,100      1,478,600

License rights                                       1,390,700      1,390,700
Other assets                                            60,500          5,700
                                                  ------------  -------------
                                                  $  4,148,200  $   4,925,600
                                                  ============  =============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
     Current portion of long-term debt            $     12,000  $      13,400
     Accounts payable                                   54,000        254,400
     Accrued liabilities                               846,000        399,700
     Notes Payable                                   1,700,000      1,184,200
     Convertible debenture                                   -              -
                                                  ------------  -------------
          Total current liabilities                  2,612,000      1,851,700
                                                  ------------  -------------
Long-term debt, less current portion                 1,422,000      1,432,900
                                                  ------------  -------------
Shareholders' Equity (deficiency):
     Series A convertible preferred stock,
         $1, stated par and liquidation value;
         1,000,000 shares authorized;
         no shares issued and outstanding                    -              -
     Series B convertible preferred stock,
         $5 stated par and liquidation value;
         1,500,000 shares authorized;
         no shares issued and outstanding                    -              -
     Series C convertible preferred stock,
         $10 stated par and liquidation value,
         1,000,000 shares authorized;
         no shares issued and outstanding                    -              -
     Common stock, $.001 par value,
         authorized 100,000,000 shares;
         issued and outstanding 39,697,196
         shares in 1999 and 1998                        39,700         39,700
Capital in excess of par                            13,326,600     13,326,600
Accumulated other comprehensive loss                         -              -
Deficit accumulated during the
development stage                                  (13,252,100)   (11,725,300)
                                                  ------------  -------------
                                                       114,200      1,641,000
                                                  ------------  -------------
                                                  $  4,148,200  $   4,925,600
                                                  ============  =============

             Read the accompanying summary of significant accounting
          policies and notes to consolidated financial statements, both of which are an integral
                  part of this consolidated financial statement

                                       F-4



                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 1999 AND 1998 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1999


                                                   Years Ended           Cumulative
                                                     June 30,           Amounts from
                                           ---------------------------   Inception
                                                1999          1998        to date
                                           ------------  -------------  ------------
Operating Expenses:
     Selling, general and administrative   $     54,700  $     818,000  $  3,278,500
     Compensation in form of common stock             -        213,000     3,655,000
     Management fees, related party                   -              -        65,000
                                           ------------  -------------  ------------

                                                 54,700      1,031,000     6,998,500
                                           ------------  -------------  ------------

Loss before other income (expenses)              54,700      1,031,000     6,998,500
                                           ------------  -------------  ------------
Other income (expenses):
     Interest and dividends                     122,300         27,700       156,300
     Other                                        1,900         45,700       180,200
     Interest Expense (including interest
         paid in the form of common stock,
         1998 $353,800)                        (287,100)      (457,400)   (1,159,100)
     Telephone services, less revenues         (776,500)       (61,000)   (1,352,300)
     Loss on investments, foreclosures and
          disposal of assets                          -       (179,600)     (851,300)
     Write-down of loan origination fees       (532,700)             -      (532,700)
     Write-down of LED equipment and
          intangibles                                 -     (1,374,300)   (2,674,300)
                                           ------------  -------------  ------------
                                             (1,472,100)    (1,998,900)   (6,233,200)
                                           ------------  -------------  ------------
Net Loss                                   $ (1,526,800) $  (3,029,900) $(13,231,700)
                                           ============  =============  ============

Basic Weighted average common shares
   outstanding                               39,697,196     20,251,100    14,692,449
                                           ============  =============  ============
Basic Loss per common share                $      (0.04) $       (0.15) $       (.90)
                                           ============  =============  ============










                  Read the accompanying summary of significant
             accounting policies and notes to consolidated financial
                 statements, both of which are an integral part
                    of this consolidated financial statement

                                       F-5



                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 1999 AND 1998 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1999

                                                          Years Ended            Cumulative
                                                            June 30,            Amounts from
                                                    -------------------------    Inception
                                                        1999          1998        to date
                                                    -----------   -----------   ------------
Cash flows from operating activities:
Net loss                                            $(1,526,800)  $(3,029,900)  $(13,231,700)
                                                    -----------   -----------   ------------
Adjustments to reconcile net loss to net cash
     used in operating activities
          Depreciation and amortization                 214,800        61,700        478,000
          Issuance of common stock for service
               and interest                                   -       443,000      3,304,200
          Gain on the sale of marketable securities           -       (10,000)       (10,000)
          Write-down on LED equipment and
               intangibles                                    -     1,374,300      2,674,300
          Losses on investments,foreclosures
               and disposal of assets                         -       179,600        677,200
          Changes in assets and liabilities:
               Accounts receivable                      (49,600)      113,700        (88,400)
               Deposits and other                             -             -         (2,500)
               Other current assets                      45,000       (45,000)        11,100
               Accounts payable and
                    accrued liabilities                 245,900      (332,700)     1,642,500
               Other assets                              24,700        40,000         64,700
                                                    -----------   -----------   ------------
                                                        480,800     1,824,600      8,751,100
                                                    -----------   -----------   ------------
             Cash used in operating activities     (1,046,000)   (1,205,300)    (4,480,600)

Cash flows from investing activities:
     Proceeds of sale of marketable securities                -       267,500        267,500
     Proceeds from acquisition                                -             -         22,100
     Payments for:
          License rights                                      -      (274,300)      (424,300)
          Marketable securities                               -        (5,600)      (255,600)
          Non-operating assets                                -             -        (25,000)
          Related party                                       -             -        (39,000)
          Property,plant, equipment and trade name            -    (1,408,500)    (1,699,800)
          Other assets                                  (54,800)       (5,700)       (60,500)
          Other                                               -             -        (79,500)
                                                    -----------   -----------   ------------
          Cash used in investing activities             (54,800)   (1,426,600)    (2,294,100)
                                                    -----------   -----------   ------------
Cash flows from financing activities:
     Proceeds from:
          Related party                               1,000,000             -      1,184,500
          Sales of common stock                               -             -      1,138,900
          Notes payable, principally
               related parties                                -     1,144,100      1,295,100
          Warrants                                            -             -         30,000
          Convertible debentures                              -     1,600,000      4,100,000
     Payments on:
          Notes payable,principally related parties    (484,200)      (70,000)      (882,000)
          Long-term debt                                (12,300)       (4,400)       (21,300)
                                                    -----------   -----------   ------------
          Cash provided by financing activities         503,500     2,669,700      6,845,200
                                                    -----------   -----------   ------------
Increase in cash and equivalents                       (597,300)       37,800         70,500

Cash and equivalents,beginning                          667,800       630,000              -
                                                    -----------   -----------   ------------
Cash and equivalents,ending                         $    70,500   $   667,800   $     70,500
                                                    ===========   ===========   ============
                        Read the accompanying summary of
                  significant accounting policies and notes to
              consolidated financial statements, both of which are
                                an integral part
                    of this consolidated financial statement



                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            YEARS ENDED JUNE 30, 1999 AND 1998 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1999

                                                          Years Ended            Cumulative
                                                            June 30,            Amounts from
                                                    -------------------------    Inception
                                                        1999          1998        to date
                                                    -----------   -----------   ------------
Supplemental disclosure of cash flow information:

          Cash paid for interest                    $   124,900   $    73,100   $    304,900
                                                    ===========   ===========   ============

Supplemental schedule of non-cash financing activities:
          Foreclosures:
               Net book value of real property      $         -             -   $ (1,867,100)
               Mortgages,notes,and other debt                 -             -      1,081,300
               Preferred and common stock                     -             -        786,200
               Gain of foreclosure                            -             -           (400)
                                                    -----------   -----------   ------------
                                                    $         -   $         -   $          -
                                                    ===========   ===========   ============


     Common stock issued for:
          Conversion of convertible debentures      $         -   $ 2,600,000   $  4,100,000
          Acquisition of LED equipment                        -     2,400,000      2,400,000
                                                    -----------   -----------   ------------
                                                    $         -   $ 5,000,000   $  6,500,000
                                                    ===========   ===========   ============

     Common stock cancellation                      $         -   $         -   $  1,225,000
                                                    ===========   ===========   ============


     Acquisitions:
          Book value of property acquired           $         -   $ 1,450,800   $  1,450,800
          Debt assumed                                        -    (1,390,700)    (1,390,700)
          Capital lease obligation incurred                   -       (60,100)       (60,100)
                                                    -----------   -----------   ------------
                                                    $         -   $         -   $          -
                                                    ===========   ===========   ============

     Dispositions:
          Debt assumed                              $         -   $         -   $   (145,000)
          Book value of the property acquired                 -             -        135,000
          Loss on deposit for terminated
               Worland acquisition                            -             -         10,000
                                                    -----------   -----------   ------------

                                                    $         -   $         -   $          -
                                                    ===========   ===========   ============


     Stock conversion                               $         -   $         -   $    172,700
                                                    ===========   ===========   ============

                        Read the accompanying summary of
                significant accounting policies and notes to the
              consolidated financial statements, both of which are
                                an integral part
                    of this consolidated financial statement



                                             COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                                                (A COMPANY IN THE DEVELOPMENT STAGE)
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JUNE 30, 1999 AND 1998, AND FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1999

                                                Preferred Stock-Series A         Common Stock
                                                ------------------------   ------------------------
                                       Total        Shares      Amount       Shares        Amount
                                    ----------     -------     --------    ----------   -----------
Balance, beginning                           -           -            -             -             -
 Add (deduct):
  Proceeds from sale of
   common stock                     $  629,700                                535,737   $       500
  Issuance of stock for:
   Liquidation of debt                 130,000                                246,019           300
   Consulting services               1,124,400                                923,164           900
   Acquisitions                        922,200     420,000     $420,000     3,315,969         3,300
   Officer's compensation            1,218,200                              1,600,300         1,600
   Exercised warrants                   30,000                                  6,000             -
   Intangibles                               -                              1,040,000         1,100
  Reverse acquisition                 (230,900)                               592,662           600
  Contribution of accrued
   officers' compensation              241,100
Net Loss:
 From inception (March 15, 1994)
  to June 30,                       (1,148,300)
  Year ended June 30, 1996          (2,411,400)
                                    ----------     -------     --------    ----------   -----------
Balance, June 30, 1996                 505,000     420,000     $420,000     8,259,851   $     8,300

Year ended June 30, 1997:
 Add (deduct):
  Proceeds from sale of
   common stock                        509,200                                743,962           700
  Issuance of stock for:
   Liquidation of debt               1,500,000                              3,125,000         3,100
   License rights                    1,444,500                              1,361,786         1,400
   Consulting services                 951,200                              1,590,305         1,600
   Conversion of preferred shares      172,700                                 69,088           100
   Acquisitions                         85,000                                 63,333           100
   Officer's compensation               59,700                                324,123           300
   Interest                             46,600                                 97,089           100
  Cancellation of shares due to:
   Foreclosure                        (786,200)   (420,000)   ($420,000)      (98,000)         (100)
   License rights                   (1,444,500)                            (1,361,786)       (1,400)
   Cancelled acquisition                                                     (980,000)       (1,000)
  Write-down of intangible           1,300,000
  Unrealized losses on marketable
   securities                           (3,600)
Net Loss year ended June 30, 1997   (5,115,300)
                                    ----------     -------     --------    ----------   -----------
Balance June 30, 1997                 (775,700)          0            0    13,194,751   $    13,200

Year ended June 30, 1998:
 Add (deduct):
  Issuance of stock for:
   Liquidation of debt               2,600,000                             18,083,332        18,100
   LED equipment                     2,400,000                              5,000,000         5,000
   Consulting services                 193,000                              1,732,283         1,700
   Officers' compensation               50,000                                148,369           200
   Loan origination and
    finders' fees                      200,000                              1,538,461         1,500
  Current period change in realized
   losses on marketable securities       3,600
Net Loss year ended June 30, 1998   (3,029,900)
                                    ----------     -------     --------    ----------   -----------
Balance, June 30, 1998               1,641,000           0            0    39,697,196        39,700

Net Loss year ended June 30, 1999   (1,526,800)

                                    ----------     -------     --------    ----------   -----------
                                    $  114,200           0            0    39,697,196        39,700
                                    ==========     =======     ========    ==========   ===========





                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
 YEARS ENDED JUNE 30, 1999 AND 1998, AND FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 1999
                                   (Continued)

                                                 Accumulated    Deficit
                                                    Other     Accumulated
                                      Capital      Compre-    During the
                                     in excess     hensive    Development     Prepaid       Escrowed
                                       of par       loss         Stage         Media         Shares
                                    -----------    -------    -----------    ----------    ----------
Balance, beginning                            -          -              -             -             -
 Add (deduct):
  Proceeds from sale of
   common stock                     $   629,200
  Issuance of stock for:
   Liquidation of debt                  129,700
   Consulting services                1,123,500
   Acquisitions                       1,744,300              ($    20,400)                ($1,225,000)
   Officer's compensation             1,216,600
   Exercised warrants                    30,000
   Intangibles                        1,298,900                             ($1,300,000)
  Reverse acquisition                  (231,500)
  Contribution of accrued
   officers' compensation               241,100
Net Loss:
 From inception (March 15, 1994)
  to June 30,                                                  (1,148,300)
  Year ended June 30, 1996                                     (2,411,400)
                                    -----------    -------    -----------    ----------   -----------
Balance, June 30, 1996                6,181,800          0     (3,580,100)   (1,300,000)   (1,225,000)

Year ended June 30, 1997:
 Add (deduct):
  Proceeds from sale of
   common stock                         508,500
  Issuance of stock for:
   Liquidation of debt                1,496,900
   License rights                     1,443,100
   Consulting services                  949,600
   Conversion of preferred shares       172,600
   Acquisitions                          84,900
   Officer's compensation                59,400
   Interest                              46,500
  Cancellation of shares due to:
   Foreclosure                         (366,100)
   License rights                    (1,443,100)
   Cancelled acquisition             (1,224,000)                                            1,225,000
  Write-down of intangible                                                    1,300,000
  Unrealized losses on marketable
   securities                                       (3,600)
Net Loss year ended June 30, 1997                              (5,115,300)
                                    -----------    -------    -----------    ----------   -----------
Balance June 30, 1997                 7,910,100     (3,600)    (8,695,400)            0             0

Year ended June 30, 1998:
 Add (deduct):
  Issuance of stock for:
   Liquidation of debt                2,581,900
   LED equipment                      2,395,000
   Consulting services                  191,300
   Officers' compensation                49,800
   Loan origination and
    finders' fees                       198,500
  Current period change in realized
   losses on marketable securities                   3,600
Net Loss year ended June 30, 1998                              (3,029,900)
                                    -----------    -------    -----------    ----------   -----------
Balance, June 30, 1998               13,326,600    $     0    (11,725,300)            0             0

Net Loss year ended June 30, 1999                              (1,526,800)
                                    -----------    -------    -----------    ----------   -----------
                                    $13,326,600          0   ($13,252,100)   $        0             0
                                    ===========    =======    ===========    ==========   ===========

        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                 PARTY OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 1999 AND 1998


Basis of accounting:
         Comtec International, Inc. (the Company) prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

Principles of consolidation:
         The consolidated financial statements include the accounts of Comtec International, Inc. and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse stock split:
         On December 26, 1997, the Board of Directors, pursuant to shareholder approval granted at the annual meeting of shareholders held on March 28, 1997, voted to approve a one for five (1:5) reverse stock split of the Company's $.001 par value common stock, effective January 31,1998. All share and per share data is stated to reflect the reverse split.

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

Fair value of financial instruments:
         The carrying amounts of cash and equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short duration of these instruments.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 1999 AND 1998


Marketable securities:
         Marketable securities are classified as available for sale and are reported at fair value. Fair value is based upon quoted market prices. At June 30, 1997, marketable securities consisted of mutual funds and the Company recorded the unrealized loss in shareholders' equity . All marketable securities were disposed of during the year ended June 30, 1998.

Property, equipment and depreciation:
         Property  and   equipment   are  stated  at  cost,   less   accumulated
         depreciation. Depreciation is computed using the straight line method over the estimated useful lives as follows:
                                                       Estimated Useful Lives
                                                             (in years)
                                                       ----------------------

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

         Repairs and maintenance are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriated asset and depreciation accounts, and the resulting gain or loss is included in operations.

License rights:
         License rights are recorded at cost, less accumulated amortization. Licenses are amortized to operations using the straight-line method over the remaining term.

Income taxes:
         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

Per share amounts:
         Loss per share is computed by dividing net loss by the weighted average number of shares outstanding throughout the year.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 1999 AND 1998


Stock based compensation:
         The Company applies the intrinsic value method for accounting for stock based compensation described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company applied the fair value method described by the Statement of Financial Accounting Standards Board (SFAS) No. 123, "accounting for Stock-Based Compensation," it would report the effect of compensation expense for stock based compensation as pro-forma effects on income and earning per share, if material.

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

         The Company adopted SFAS No. 128, Earnings Per Share, which specifies the method of computation, presentation, and disclosure for Earnings Per Share. SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income
         (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period. There is no change in loss per share because diluted EPS is anti-dilutive.

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

         In April 1998, the AICPA finalized SOP 98-5, "Reporting on the Costs of Start-Up Activities," which require that costs incurred for start-up activities, be expensed as incurred. This SOP, which is effective in the first quarter of 1999, is not expected to have a material impact on the consolidated financial statements.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 1999 AND 1998


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


1.  Organization and business:
         Comtec International, Inc. (Comtec), formerly Nisus Video, Inc., was incorporated in the State of New Mexico on July 6, 1983. On May 10, 1995, Comtec shareholders approved the exchange of 2,245,794 common shares in exchange for all the outstanding common stock of Keystone Holding Corporation, Inc. (Keystone). Comtec and Keystone were related parties through certain common shareholders and management. The acquisitions had been accounted for in a manner similar to the pooling of interests method in accordance with Accounting Principles Board
         Opinion No. 16, Accounting for Business Combinations, since it represents an exchange of entities under common control. Accordingly, the consolidated financial statements of prior years have been restated to include the accounts of the companies transferred, all at historical costs. No intercompany transactions existed between the companies during the prior periods and no adjustments were necessary to conform the accounting policies of the company.

         Information about the Company's subsidiaries is presented below:


                                         Percentage    State       Date of
                    Company                 Owned    Organized   Organization
         ------------------------------  ----------  ---------  ----------------

         American Wireless Network, Inc    100.0%   Colorado   December 3, 1996
         (AWN)

         TTI Communications Corporation     70.0%   Colorado   February 12, 1997
         (TTI)

         International Media Group, Ltd.   100.0%   Colorado   March 20, 1997
         (IMG)

         AmNet Resources, Ltd. (AmNet)     100.0%   Colorado   May 10, 1997
         (formerly CTI Real Estate, Inc.)

         Custom Concepts, Inc. (CCI)       100.0%   Colorado   December 2, 1997


         The subsidiaries are principally in the telecommunication business except for AmNet, which held real property. The real property was foreclosed during the year ended June 30, 1997. AmNet was inactive during the current fiscal year. In December, 1997, AWN acquired management control of 160 channels of 900Mhz Metropolitan Trading Area licensed for seven operating Specialized Mobile Radio (SMR) systems located within five states, principally in the Southern and Western United States, and began generating SMR revenue. In June 1998 the Federal Communications Commission (FCC) approved the final sale of the licenses and assignment of the associated promissory notes from the seller to AWN. TTI was in the business of reselling long distance service through prepaid phone cards. TTI became operational in February 1997 and ceased operations on December 2, 1997, due to excessive losses. These operations only provided auxiliary revenues and did not take Comtec out of the development stage. IMG was formed to operate and market advertising media through the use of giant LED screens. On March 23, 1998, the Company acquired the LED screens through the issuance of 5,000,000 common shares valued at $.48 per share.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


1.  Organization and business:
         On May 8, 1998, the Board of Directors authorized management to liquidate the LED screen. Subsequently, the Company sold the LED screen and related equipment which are reflected as current assets in the accompanying consolidated balance sheets. CCI was formed to assist in the wind-down phase of TTI and was inactive during the later part of the current fiscal year.

         Comtec has been and continues to be in the development stage. Since 1995, the Company has been executing strategic business plans to develop various telecommunications services and products, principally in the area of SMR. Prior to December 4, 1997, the Company had yet to commence its principal planned operations and from inception (March 15, 1994) had only generated limited revenues to defray the cost of its planned operations. On December 4, 1997, AWN acquired management control of 160 channels of 900Mhz Metropolitan Trading Area licenses and began generating SMR revenue, as discussed above. While AWN's operations for the year ended June 30, 1998 were not profitable and additional capital will be required to develop the AWN business plan, it is the intent of Comtec's management that significant operations could be generated through AWN which will take the Company out of the development stage. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt. Subsequently, the Company has entered into agreements with an independent third party for the sale of its FCC licenses and lease of its SMR equipment. No assurances can be given that the sale and operating lease would take the Company out of development stage.

2.  Going concern, liquidity and strategic planning:
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $1,526,800 and $3,029,900 for the years ended June 30, 1999 and 1998 and has reported cumulative net losses of $13,231,700 from inception (March 15, 1994) to June 30, 1999. As reported on the consolidated statements of cash flows, the Company incurred negative cash flows from operating activities of $1,046,000 and $1,205,300 for the years ended June 30, 1999 and 1998 and has reported negative cash flows from operating activities of $4,480,600 from inception (March 15, 1994) to June 30, 1999. To date, these have been financed principally through the sale of common stock and warrants ($1,138,900) and issuance of short and long- term debt ($6,609,600), including related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


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

         In December 1997, the Company acquired licenses to operate seven SMR systems located within five states for approximately $3,035,700. Management anticipates that an additional investment of several million dollars will be needed to develop an effective sales and marketing program and fund equipment purchases before the seven operating systems will generate sufficient cash flow to meet current operating expenses and overhead. In order to acquire the SMR licenses, the Company borrowed $1,600,000 from Geneva for the initial payments and working capital. The Company borrowed an additional $100,000 from Cayman and $600,000 from Queens for working capital and payments required at the final closing on the SMR systems. As part of its plan to resolve the lack of liquidity, the Company issued approximately 2,083,300 common shares at $.48 per share and approximately 16,000,000 common shares at $.10 per share to liquidate the $1,000,000 and $1,600,000 convertible debentures, respectively. Subsequently, Overseas and Cayman advanced an additional $250,000 and $200,000, respectively, to the Company to fund working capital.

         There can be no assurances that the Company will be successful in the implementation of its plan for expansion and its overall business plan.

         See subsequent event discussion concerning the SMR systems in footnote 14.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


3.  Other comprehensive income:
         The  Company  has  adopted  Statement of Financial Accounting Standards
         (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components, however, it has no impact on the Company's net loss. The components of comprehensive loss are as follows:

                                                        Year Ended
                                                         June 30
                                              -----------------------------
                                                   1999            1998
                                              ------------     ------------

            Net Loss                          $  1,526,800     $  3,029,900
            Other comprehensive loss:
               Unrealized loss in marketable
                    Securities                           -                -
                                              ------------     ------------

            Total comprehensive loss          $  1,526,800     $  3,029,900
                                              ============     ============


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

                                                          Amount
                                                      -------------

                 Down payment                         $     200,000
                 Payment at December 1997 closing         1,000,800
                 Note payable to seller due at
                     final closing, 8% interest             444,200
                 Promissory notes payable to the
                     Federal Communications Commission    1,390,700
                                                      -------------

                                                      $   3,035,700
                                                      =============

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


4.  Acquisitions and dispositions (continued):
         In April 1996, the Company entered into a license option agreement (as subsequently amended) to purchase approximately 1,380 SMR radio channels in the 800 Mhz radio spectrum form a number of independent license holders. The purchase price of the option rights was $1,594,500, as amended, and was payable as follows:

                                                             Amount
                                                         -------------

                 Cash paid on closing                    $     150,000
                 Issuance of:
                    560,000 common shares of common
                       stock at $1.25 per share                700,000
                    39,767 shares of Series C Redeemable
                    Convertible Preferred Stock, $1.00
                    par value                                  397,000
                    139,000 shares of common stock at
                    $2.50 per share                            347,500
                                                         -------------


                                                         $   1,594,500
                                                         =============

         The Company had a significant investment in the license rights, the recoverability of which was dependent upon the success of funding a settlement with the independent license holder. The settlement required the repurchase of all previously issued common and preferred stock for $925,000. At June 30, 1997, it was not the intention of management to pay the settlement and accordingly the license option agreement was terminated. The Company canceled the common stock and Series C Redeemable Convertible Preferred Stock issued as if the termination had occurred on June 30, 1997, which resulted in a loss of $150,000. The holder of the common stock and Series C Redeemable Convertible Preferred Stock has subsequently surrendered the common and preferred stock certificates which were the canceled.

         In March 1998, the Company acquired large Light Emitting Diode (LED) screens from a group of Geneva shareholders (Read Note 8 on convertible debentures) for $2,400,000, which was financed by the sellers and liquidated by the issuance of approximately 5,000,000 common shares at $.48 per share. Closing bid price of the common stock was approximately $0.26 per share. The Company wrote down the acquisition based upon the fair value of the stock issued ($1,300,000). Management has been authorized to sell the screens for the best possible price.

         During the year ended June 30, 1997, land and buildings with a net book value of $1,867,100 were foreclosed upon. The foreclosures resulted from litigation for nonperformance. Long and short-term debt ($1,081,300) and equity ($786,200) were assumed or canceled as a result of the foreclosures. The Company recognized a gain of $400, which was credited to operations.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


4.  Acquisitions and dispositions (continued):
         In January 1996, the Company executed an agreement to acquire 61% of the outstanding common stock of Network Teleports, Inc. for approximately $1,250,000 consisting of a $25,000 deposit and the issuance of 980,000 shares of common stock at $1.25 per share ($1,225,000), which were held in escrow until approval was obtained from the FCC. Certain shareholders of the Company were also shareholders of Network Teleports, Inc. (related parties). During the year ended June 30, 1997, the agreement was terminated, which resulted in a loss to the Company of approximately $318,400 consisting of the $25,000 deposit and equipment with a net book value of $293,400. The loss was charged to operations during the year ended June 30, 1997. The escrowed shares were canceled by mutual consent of the parties.

         In August, 1995, the Company acquired rights to 185 unconstructed and non- operational SMR channels for $75,000 including a note payable for $50,000, collateralized by real property. The FCC canceled 110 licenses, and the remaining 75 licenses were considered active. The real property that collateralized the note was lost in a foreclosure as described earlier, and the Company forfeited the remaining licenses. As a result, the Company recognized a loss of approximately $9,100, which was charged to operations during the year ended June 30, 1997. The loss was determined as follows:

                 Original cash deposit                     $     25,000
                 Note payable                                    50,000
                 Accrued interest                                 9,100
                                                           ------------
                                                                 84,100
                 Original basis                                  75,000
                                                           ------------

                 Loss on cancellation                      $      9,100
                                                           ============

         The Company had advanced $40,000 for the acquisition of an advertising company. The acquisition agreement was terminated and the advance was converted to prepaid advertising costs in October 1997. Subsequently, the advertising company started to produce media advertising for AWN, however, AWN decided not to proceed with the advertising program. The prepaid advertising costs were charged to operations during 1998.

         See subsequent discussion concerning the SMR systems in footnote 14.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


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

6.  Detail of financial statement components:
                                                     1999           1998
                                                  ----------     ----------

       Other current assets:
          Accrued interest receivable             $        -     $   14,000
          Other receivables and prepaid expenses           -         31,000
                                                  ----------     ----------

                                                  $        -     $   45,000
                                                  ==========     ==========

       Property and equipment:
          Communications equipment                $1,422,100     $1,436,700
          Furniture, fixtures and equipment           72,700         72,700
                                                  ----------     ----------

                                                   1,494,800      1,509,400
          Accumulated depreciation                   245,700         30,800
                                                  ----------     ----------

                                                  $1,249,100     $1,478,600
                                                  ==========     ==========

       Accrued liabilities:
          Payroll and related benefits            $   67,500     $   72,400
          Interest                                   191,000        198,500
          Professional fees                                -        102,600
          Stock payable                              561,600              -
          Sales taxes                                 22,200         11,400
          Deferred revenue                             3,700         14,800
                                                  ----------     ----------
                                                  $  846,000     $  399,700
                                                  ==========     ==========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


6.  Details of financial statement components (continued):

                                                     1999           1998
                                                  ----------     ----------
       Charges to operations, losses(gains) on:
          Disposal of assets                      $        -     $  179,600
                                                  ----------     ----------

       Loss on investments, foreclosures,
          and disposal of assets                  $        -     $  179,600
                                                  ==========     ==========

       Write-down of LED equipment and intangibles:

             LED equipment                        $        -     $1,000,000
             License rights                                -        274,300
                                                  ----------     ----------

                                                  $        -     $1,374,300
                                                  ==========     ==========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

7.  Notes payable:
                                                        1999          1998
                                                    -----------    ----------
    Related parties:
       Note payable, Overseas Foreign, unsecured
        interest at 12% per annum, maturing
        October 23, 1998. Note in default,
        due on demand with interest at
        default rate of 18% from maturity           $   250,000    $        -

     Note payable, Cayman, unsecured
        interest at 12% per annum, maturing
        August 21, 1998. Note in default,
        due on demand with interest at
        default rate of 18% from maturity               100,000       100,000

     Note payable, Queens, unsecured
        interest at 12% per annum, maturing
        September 30,1998. Note in default,
        due on demand with interest at
        default rate of 18% from maturity               600,000       600,000

     Note payable, unsecured, interest
        at 18% per annum, due to an entity
        related to a former officer/director,
        personally guaranteed by a former
        officer of the Company. Note in
        default, due on demand.                               -        40,000

     Note payable, Cayman Offshore, unsecured
        interest  at 12%  per  annum, maturing
        January 13, 1999. Note in default,
        due on demand with interest at
        default rate of 18% from maturity               200,000             -

     Note payable, Pfeiger, unsecured
        interest at 12% per annum, maturing
        June 30, 1999. Note in default,
        due on demand with interest at
        default rate of 18% from maturity               400,000             -

     Note payable, Merrivale, unsecured
        interest at 12% per annum, maturing
        September 16,1999. Note in default,
        due on demand with interest at
        default rate of 18% from maturity               150,000             -
                                                     ----------    ----------

                                                      1,700,000       740,000

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

7.  Notes payable (continued):
                                                        1999          1998
                                                    -----------    ----------
    Other:
       Revolving promissory note payable
         to bank;  $500,000  maximum  principal
         balance, interest on advances of 6.75%
         per annum, payable on demand or on
         December 10, 1998. Collateralized by
         a $500,000 certificate of deposit                    -             -

     Note payable, CCC, unsecured, interest
       at 8% per annum, maturing July 6,
       1998                                                   -       444,200
                                                     ----------    ----------

                                                     $1,700,000    $1,184,200
                                                     ==========    ==========


         On May 20, 1998, the Company issued 1,538,461 shares of common stock to Cayman as loan origination fees on the $100,000 note. At Their September 2, 1998 meeting, the Board of Directors approved the issuance of another 1,538,461 shares of common stock to Queens as loan originations fees of the $600,000 note. Based upon the bid price of the common stock on the loan dates, the origination fees aggregated approximately $353,800 which was charged to operations during the year ended June 30, 1998.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


7.  Notes payable (continued):
         On July 23, 1998 and November 12, 1998, Overseas and Cayman made additional loans to the Company of $250,000 and $200,000, respectively. These loans were made on terms similar to those made earlier and each of the companies received 1,538,461 shares of common stock as loan origination fees. Based upon the bid price of the common stock on the loan dates the origination fees amounted to approximately $138,500 and $76,900 respectively.

8.  Convertible debentures:
         The Company entered into various loan agreements with certain shareholders of Geneva to provide financing for working capital and asset acquisitions. The agreements provided for financing up to $6,500,000, of which $2,500,000 had been funded through June 30, 1997; $1,600,000 was funded in December 1997, and the balance of $2,400,000 was funded in March 1998. Under the terms of the agreement, the first $2,500,000 advance earned interest at 12%, maturing in March 1998 and was convertible into common stock at $.48 per share. Each share carried a warrant to purchase an additional common share at $4.50 per share, exercisable at any time during a three (3) year period commencing with the date of issuance of the shares and warrants. On June 30, 1997, the Geneva shareholders converted $1,500,000 of advances into 3,125,000 common shares and 3,125,000 warrants. The outstanding balance of convertible debentures at June 30, 1997 was $1,000,000, which was converted by the Geneva shareholders on March 23, 1998 into 2,083,000 common shares and 2,083,000 warrants.

         In December 1997 certain Geneva shareholders advanced the Company $1,600,000 for AWN's acquisition of SMR systems (Read Note 2 on Strategic Planning). This advance was converted by the Geneva shareholders on March 23, 1998 into approximately 16,000,000 common shares at $.10 per share and 16,000,000 warrants to purchase common stock on a one for one basis at $2.90 per share.

         On March 23, 1998, the Company acquired giant LED screens and related equipment from a group of Geneva shareholders for $2,400,000. The group of shareholders owned the LED screen as a result of foreclosing on a loan to an unrelated third party. The Company issued 5,000,000 shares of common stock at $.48 per share and 5,000,000 warrants to purchase common stock on a one for one basis at $2.90 per share to acquire the screens. Based upon the bid price of $.26 per share, the Company paid a premium for the LED screens of approximately $1,100,000 which was charged to operations during the year ended June 30, 1998. At their May 8, 1998 meeting, the Board of Directors authorized management to liquidate the LED screens and equipment at the best possible price. In August 1998 the Company shipped the LED screens and equipment to Lanstar Computer Products, Inc. (Lanstar), an affiliate of Zephyr, to be held for sale on consignment. In December 1998 Lanstar executed a $2,400,000 promissory note in favor of the Company to purchase the LED screens and equipment. The note, secured by the assets sold, bears interest of 8% per annum payable quarterly with the entire principal due at its maturity on December 31, 1999. No determination of the recoverability of the promissory note has been determined.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


8.  Convertible debentures (continued):
         A summary of the convertible debentures is as follows:

                                              Amount          Shares
                                           -----------     -----------

            Working capital loans          $ 2,500,000       5,208,334
            Purchase of LED screens          2,400,000       5,000,000
            Working capital loans
              and SMR station purchases      1,600,000      15,999,998
                                           -----------     -----------

                                           $ 6,500,000     $26,208,332
                                           ===========     ===========


         No warrants have been exercised as a result of this transaction. The 4,242,922 warrants can be converted into 4,242,922 shares of common stock at $4.50 per share and 24,683,332 warrants can be converted in 24,683,332 shares of common stock at $2.90 per share. The warrants expire at varying dates from June 2000 to March 2001 (Read Note 13 on warrants and options).

         As a result of the financing provided by certain Geneva shareholders, the Company agreed to pay finders fees of $245,000 each to Geneva and the managing director of Zephyr. Approximately $490,000 was paid and charged to operations on June 30, 1997 through the issuance of approximately 1.020,800 common shares at $.48 per share. An additional $160,000 was paid to the managing director of Zephyr and charged to operations on March 23, 1998 through the issuance of 1,600,000 common shares at $.10 per share. The Company also issued warrants to purchase common stock on a one for one basis. Approximately 1,020,800 warrants issued June 30, 1997 are exercisable at $4.50 per share and 1,600,000 warrants issued on March 23, 1998 are exercisable at $2.90 per share. No warrants have been exercised and they expire three (3) years from date of issue, but not later than March 2001.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


9.  Long-term debt:
                                                    1999            1998
                                                ------------   -------------
     Promissory notes, Federal
        Communications Commission
        collateralized by SMR licenses,
        7% interest per annum only through
        August 31, 2001; quarterly principal
        and interest payments of $86,700
        thereafter through maturity on
        August 21, 2006                         $   1,390,700   $  1,390,707

     Capital lease obligations, collateralized
        by communication  and computer
        equipment, interest ranging from
        8% to 11% per annum, payable in
        monthly installments through
        February, 2003                                 43,300         55,600
                                                 ------------   ------------

                                                    1,434,000      1,446,300

     Less current portion of long term debt            12,000         13,400
                                                 ------------   ------------

                                                 $  1,422,000   $  1,432,900
                                                 ============   ============

         The aggregate maturities of the promissory notes and future minimum payments under capital leases subsequent to June 30, 1999 are presented below:

                 Year ending                      Promissory     Capital
                   June 30             Total         Notes        Leases
                ------------        ----------    ----------    ----------

                    2000            $   18,400    $        -    $   18,400
                    2001                14,000             -        14,000
                    2002               199,800       190,300         9,500
                    2003               276,000       269,600         6,400
                 Thereafter            930,800       930,800             -
                                    ----------    ----------    ----------
                                    $1,439,000    $1,390,700    $   48,300
               Less Interest             5,000             -         5,000
                                    ----------    ----------    ----------
                                    $1,434,000    $1,390,700    $   43,300
                                    ==========    ==========    ==========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

9.  Long-term debt (continued):
         In May 1998, the Company paid a $25,000 deposit to Sigma Finance Corporation, an affiliate of Zephyr, in connection with a proposed $200 million ten-year bond issue to be collateralized by all of the Company's assets for an amount yet to be determined. In September 1998, the Board of Directors approved the terms of the proposed financing and management was authorized to take all necessary action to pursue and finalize the transaction. The significant terms approved by the Board include a minimum of two seats on the Board of Directors, the power of veto over capital expenditures and other significant matters, and issuance of unrestricted shares of common stock equal to 20% of the Company's equity, with a non-dilution agreement which would have the effect of maintaining the 20% holding at no cost to the lender whatever additional issues of equity capital was proposed or made during the life of the bond. In addition to legal fees to effect the financing, the Company would pay a fee of $20,000,000 to the managing director of Zephyr.

10.  Income taxes:
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

         The significant components of the deferred tax asset at June 30, 1999 and 1998 are:

                                                1999               1998
                                             ----------        -----------

          Deferred tax asset:
            Net operating loss               $4,438,400        $ 4,363,300
            Less valuation allowance          4,438,400          4,363,300
                                             ----------        -----------

            Net deferred tax asset           $        -        $         -
                                             ==========        ===========

         The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

         The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal rate due to the following:

                                                   1999             1998
                                               -----------      -----------

          U.S. Federal statutory income
            tax rate of 35% (benefit)          $(1,078,500)     $(1,060,500)
          Effective state income tax (benefit)     (99,900)         (98,200)
                                               -----------      -----------

          Valuation allowance                  $ 1,178,400      $ 1,158,700
                                               ===========      ===========

         At June 30, 1999, the Company had available federal net operating loss carryforwards of approximately $13,222,900, which will expire in varying years through 2014.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


11.  Shareholders' equity:
         On March 28, 1997, the Company's shareholders approved an increase in the number of authorized shares of stock from 50,000,000 to 100,000,000 common shares and from 5,000,000 to 10,000,000 preferred shares. The Board of Directors has authorized up to 4,000,000 shares of Convertible Preferred Stock, with a par value of $.001 per share. These securities are non- voting and have an issue price and liquidation value ranging from $1.00 to $10.00. The Series B is subordinate to the Series A and Series C is subordinate to the Series A and B. Each share or each series is convertible into common stock, $.001 par value at the closing bid price on the date notice of the conversion is received. No conversion may be made unless the closing bid price has reached $10.00 per Series A and $7.50 per Series B shares for more than 20 consecutive trading days. The Company may redeem the Series A at $1.00 per share, Series B at $5.00 per share and Series C at $10.00 per share.

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

         A summary of the terms of the Redeemable Convertible Preferred Stock is as follows:

                                     Issue      Liquidation   Conversion ratio
             Type        Par         price         price       to common stock
           --------     -----     ----------     ----------    ---------------

           Series A     $.001     $     1.00     $     1.00          1:1
           Series B      .001           5.00           5.00          1:1
           Series C      .001          10.00          10.00          1:1

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


12.  Incentive Compensation plans:
         The Company has a stock option plan, approved by the shareholders, which provides for the granting of options to officers, key employees, directors and consultants to the Company. The plan provides for 900,000 shares of the Company's common stock (the available shares) for issuance pursuant to the exercise of stock options which may be granted to officers, key employees, directors, and consultants. The plan provides for annual adjustment in the number of available shares to an amount equal to ten percent (10.0%) of the number of shares outstanding on June 30 of the preceding year of 980,000 shares, whichever is greater. The Compensation Committee administers the plan. The committee has the authority and discretion to determine when and how many options will be granted. The committee will also determine which options may be intended to qualify (Incentive Stock Option) for special treatment under the Internal Revenue Code of 1986, as amended or non-qualified options (Non-Qualified Stock Options) which are not intended to qualify. Options are to be granted at 85% to 110% of fair market value on the date of grant. As of June 30, 1998 and 1997, those eligible under the plan have not purchased any shares of the company common stock, nor have any options been granted. The plan will remain in effect until terminated by the Compensation Committee, except that no Incentive Stock options will be granted after January 31, 2007.

         Other stock option agreements:
         The former plan, which terminated on September 16, 1998, provided for the granting of stock options to employees, officers, and directors to purchase up to 600,000 shares of common stock. Options may be granted for terms up to three (3) years at the exercise prices of 100% to 110% to the fair market value of the Company's stock at the date of grant. No options are outstanding under the plan at June 30, 1998 and 1997.

         At June 30, 1999, the following contingent stock issue requirements and warrants were outstanding:

         -        Shares reserved for the Company's incentive stock option plan
                  (900,000)

         -        Shares   reserved   for  issuance  in   accordance   with  the
                  outstanding   warrants   issued  June  30,  1997   (4,242,923)
                  exercisable at $4.50 per share, expiring June 30, 2000.

         - Shares reserved for contingent issue with respect to outstanding warrants exercisable at $2.90 per share associated with converted debt and LED Screens (7,083,333), expiring in March 2001.

         - Shares reserved for contingent issue with respect to outstanding warrants exercisable at @2.90 per share associated with converted debt related to the SMR Asset purchase (17,600,000), expiring in March 2001.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


12.  Incentive Compensation plans (continued):

         On February 16, 1998, the Company entered into a letter agreement with the Company, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in three monthly increments to equal a total of 5% of the Company;s outstanding common shares are conditioned upon the Company reaching certain financial and administrative goal within established timelines. The strike price of all of the potential options, as modified (reprised) by Board of Director action on October 7,1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd,1998, (closing bid price $.07) Mr. Krejci's actual appointment date as president and CEO of the Company. On August 12, 1999 the board of director clarified the vesting schedule for Mr. Krejci's options as follows:

         The vesting schedule for Mr. Krejci's stock option in the preliminary agreement is hereby modified to state as follows:

         James J Krejci shall be entitled to earn stock options equal to ten percent (10%) of the total outstanding common stock of ComTec international, Inc. over the three year period beginning on February 16, 1998.

         Stock Options Vesting - upon completion of the successive one year period:

         Year One- Option Vesting 33.33% of total option- (3.33% of ComTec outstanding common stock)


         Year Two- Option Vesting 33.33% of total option- (3.33% of ComTec outstanding common stock)


         Year Three- Option Vesting 33.34% of total option- (3.34% of ComTec outstanding common stock)


         James Krejci Compensation Stock Option: 1,300,000 shares at strike price of $.50 per share (111% of $.045 bid price on 5-6-99), First
         Granted: 5-6- 99 - effective after 7-1-99

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


12.  Incentive Compensation plans (continued):

         Effective January 1,1999, the Company enters into a letter agreement with the Company, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock option vesting in increments to equal to a total of 2.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is %.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07)

                 Mr. Dihle date of appointment as Chief Financial Officer of the Company.

         Gordon Dihle Compensation Stock Option: 1,000,000 shares at strike price of $.050 per share (111% of $.045 bid price on 5-6-99), First
         Granted: 5- 6-9 -effective after 7-1-99.


                 James J. Krejci - Contract Stock Option Agreement Summary

         On February 16, 1998, the Company entered into a letter agreement, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. On August 26, 1998 Mr. Krejci was elected to the Corporation's Board of Directors. On September 2, 1998 Mr. Krejci was appointed as CEO and President of the Corporation. The letter agreement calls for a minimum three year employment agreement with the opportunity for Mr. Krejci to obtain , through common stock option agreements, up to ten (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in monthly increments to equal to a total of 5% of the Company's outstanding common share over a three year period. Options to obtain an additional 5% of the Company's outstanding common share are conditioned upon the Company reaching certain financial an d administrative goals within referenced timelines. Pursuant to the Board of Directors Resolution at the meeting held October 7,1998, Mr. Krejci existing letter agreement was modified to provide that the stock options provided to him by that agreement shall have a strike price equal to 80% the closing bid price of the Corporation's common stock on 9-2-98 of $.07 ($.056 per share). 9-2-98 is the date Mr. Krejci became President and Ceo of ComTec, therefore that date was used to establish the strike date. On October 7, 1998 there were 44,495,558 shares outstanding or pending issuance.

         Contract Stock Option: 10% over three years at strike price of $.056 per share,
         First Contracted: 2/16/98

         Repriced: October 7, 1998. No options actually issued.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


12.  Incentive Compensation plans (continued):

         Compensation Stock Option: 1,300,000 shares at strike price of and.050 per share (111% of $.045 bid price on 5-6-99), First Granted: 5-6-99 - effective after 7-1-99

         As of 5-6-99 there were 46,034,019 shares outstanding - Krejci option of 1,300,00 shares on 5-6-99 is 2.7% of the Company (considering the option exercise). Total Krejci potential stock purchases pursuant to the contract option and the compensation option is 12.7%.

                  Gordon Dihle- Contract Stock Option Agreement Summary

         A letter agreement effective 1-1-99 was negotiated with Mr. Dihle providing for Mr. Dihle to receive a set monthly salary, potential bonuses and stock options totaling 7.5% to vest over a three year period with a strike price based upon 80% of the market price of the Corporation's common stock as of 9/2/98, ($.056 per share) the date of Mr. Dihle's appointment by the board as acting Secretary/Treasurer. This agreement was ratified by the Board of Directors on 1-15-99. On 1-15-99 there were 44,495,558 shares outstanding or pending issuance.

         Contract Stock Option: 10% over three years at strike price of $.056 per share, First Contracted: 1/1/99 No options actually issued.

         Compensation Stock Option: 1,000,000 shares at strike price of $.050 per share (111% of $.045 bid price on 5-6-99), First Granted: 5-6-99 - effective after 7-1-99.

         As of 5-6-99 there were 46,034,019 shares outstanding - Dihle option of 1,000,000 shares on 5-6-99 is 2.1% of the Company (considering the option exercise). Total potential stock purchases pursuant to the contract option and the compensation option is 9.6%.


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

         In December 1997, the Company purchased a one year $500,000 certificate of deposit which is being held by a bank as collateral for a $500,000 revolving line of credit. This certificate of deposit is also restricted and is included in cash and equivalents.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


13. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Employment contracts:
         On February 12, 1998, the Company executed a three year employment agreement with its current Chief Executive Officer. The agreement provided for a starting salary of $8,000 per month, which was increased to $10,000 per month effective August 15, 1998, an initial bonus of $42,000 to be satisfied by the issuance of common stock and stock options to purchase five percent (5.0%) of the Company's outstanding common stock to be earned ratably over the term of the agreement. Stock options to purchase an additional five percent (5.0%) of the Company's outstanding common stock is contingent upon attainment of certain financial and management goals. The option price was set at 80% of the closing bid price of the Company's common stock on September 2, 1998 or $.056 per share. During the year ended June 30, 1998, the Company paid and/or accrued $150,800 in compensation and issued 60,000 shares to satisfy half of the initial bonus. No stock options were issued in connection with this agreement.

         The Company had an employment agreement with its former Chief Executive Officer/director/shareholder (former "CEO") with whom the Company is in litigation. The employment agreement ended by its terms on May 10, 1998, although there is an addendum to such agreement, which is in dispute, which addendum would have extended the agreement to June 30, 2002. The agreement provided for minimum salary levels adjusted annually, term life insurance as well as incentive bonuses payable if specified management goals are attained. The agreement allowed the conversion of any unpaid compensation into common stock into common stock at five percent (5%) of the net increase in the net assets of the Company and provided for an additional bonus of ten percent (10%) of net earnings before income taxes, depreciation, and amortization, and an annual stock bonus equal to five percent (5.0%) of the issued and outstanding common stock. For the year ended June 30, 1997 , the five percent (5.0%) stock bonus of approximately $291,200 (727,952 shares at $.40 per share) was accrued and charged to operations. There is pending litigation between the Company and the former CEO who is no longer with the Company. Information available from Management indicates that this litigation is in District Court, City and County of Denver, State of Colorado, Case No. 99CV634 and is being defended and counterclaimed vigorously by the Company. The probability of the outcome of the litigation can not be assessed since it is not probable that a liability has been incurred at the date of the financial statements nor can the amount of loss, if any, be reasonably estimated.

         An      employment       agreement       with      another       former
         officer/director/shareholder was settled an October 8, 1997, which called for the issuance of approximately 520,700 common shares at $0.25 per share ($130,200). The amount, which was accrued and charged to operations during the year ended June 30, 1997, remains unpaid.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


13. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Consulting agreements:
         The Company had consulting service agreements with certain former officers/directors, expiring at various dates through October 1997. The agreements provided for minimum monthly fees and common stock of the Company based upon a formula of the bid price. The agreement grants stock options for 100,000 common shares at an exercisable price of 70% of the offering price of any secondary offering. Consulting services of $167,500 had been paid and/or accrued as of June 30, 1997 and 139,870 shares of common stock had been issued. During the year ended June 30, 1998, consulting services of $15,000 was paid and/or accrued and 77,126 shares of common stock were issued. All amount were changed to operations.

      Transactions with related parties:
         The following is a summary of transactions with related parties as of June 30, 1999 and 1998:


                                                       1999          1998
                                                    ---------     ---------
            Compensation to officers/directors/
            shareholders                            $  246,000  $  128,900
            Origination fees to related parties        532,700           -
            Restricted funds for related party               -      65,500
            Advertising fees to related party                -       7,000
            Reimbursement of expenses to
            officers/directors/shareholders                  -      27,600
            Legal settlement with prior
            officers/shareholders                            -       7,500
            Interest on related party loans            180,000      11,500
            Related party loans                      1,000,000      70,000
                                                    ----------  ----------

                                                    $1,958,700  $1,889,700
                                                    ==========  ==========
         Advertising agreement:
                  In 1995 the Company entered into a three year media purchase agreement for $1,950,000, that was partially prepaid through the issuance of 5,200,000 common shares at $.25 per share ($1,300,000). As the advertising was utilized, the Company would pay one third of the invoice and two-thirds would be applied against the prepaid amount. The Company also granted the advertiser an option expiring in the year 2000 to acquire 200,000 common shares at $1.25 per share. During the year ended June 30, 1997, management determined the media agreements had no continuing value and charged operations for the outstanding balance. The common stock issued and the stock option remain outstanding at June 30, 1998.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


13. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Termination of private placement:
         During 1997, the Company prepared a private placement offering. The discussions regarding the offering were terminated and the cost of approximately $25,000 was charged to operations at June 30, 1997. The Company's attorney's were subsequently successful in recouping $24,400 from the securities firm which has been accrued and reflected as other income at June, 1998.

      Tax examinaiton:
         The Internal Revenue Service is conducting an examination of the Company's 1994 Federal income tax return. At this time counsel and management are unable to either determine whether any adjustments will be proposed or estimate the amount of any such proposed adjustments, therefore, no provision has been made in the accompanying consolidated financial statements.

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

      Minority interest:
         Minority interest represents the cumulative effect of earnings, losses, capital contributions and distributions in TTI Communication Corporation. The minority interest of TTI Communications Corporation reflects no value at June 30, 1997. At June 30, 1997, unused lossed of the minority interest of approximately $166,900 can be utilized to offset future profits.

      Rental commitments:
         In December 1997, the Company relocated its principal offices to Englewood, CO and executed a three year lease on the premises which expires November 30, 2000. Minimum annual lease payments will be approximately $20,400, $25,700, and $36,800 for the years ending June 30, 1998, 1999, and 2000, respectively and $15,500 for the five month period ending November 30, 2000.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


13. Commitments, contingencies, litigation, transactions with related parties and other (continued):
      Warrants and options:
         The Company has granted various stock options and warrants to various employees, consultants and lenders under employment, consulting and financing agreements. The agreements with clients and affiliates of Zephyr provide for the issuance of 28.926,254 shares of common stock at prices ranging from $2.90 to $4.50 per share. The warrants expire no later than March 23, 2001.

         Information relating to stock options and warrants are as follows:

                            Employee/consultants   Lender       Option Price
                                Stock Options     Warrants     Per Share Range
                                -------------   -----------    ---------------
         Outstanding
         options/warrants,
         balance, beginning        200,000        4,242,922      $1.25-$4.50
         Add (deduct):
         Granted                         -       24,683,332            $2.90
         Exercised                       -                -
         Expired or canceled             -                -
                                   -------       ----------
         Balance, ending           200,000       28,926,254
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

14.  Subsequent events:
      Litigation with former officer and director:
         On February 1, 1999, the Company's former CEO filed a complaint against the Company, its present CEO and the managing director of Zephyr. The former CEO alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired on May 10, 1998) and that he was wrongfully induced to resign as an officer in June 1998. He alleges that he is due salary, car allowance, health plan and life insurance payments, stock bonuses and other items from May 10, 1998 through June 30, 2002.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998

14.  Subsequent events:
         On March 24, 1999, the Company filed its answer and extensive counterclaims against the former CEO. The Company's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to the former CEO. The Company's answer further states as affirmative defenses that the former CEO's claims are barred by the doctrine of estoppel and unclean hands and by failure of consideration, fraud, and illegality, waiver and failure to mitigate. The Company states that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality and that the former CEO's alleged claims are setoff by the counterclaims of the Company against him. The Company believes that it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by the former CEO. No provision has been made in the accompanying financial statements for compensation, benefits and stock bonuses claimed by the former CEO subsequent to the expiration of his employment contract on May 10, 1998.

         On February 14, 2000, the Company was served with a Complaint filed in Superior Court of California, County of Los Angeles, Central Division, Case No. b C224058 entitled A-1 Business Products, Inc. dba Premium Financial Services, Inc., a California Corporation vs. ComTec International, Inc. The Complaint alleges damages of $205,142 with respect to allegations that the Company failed to pay amounts due to Plaintiff under assignments of debts related to alleged factoring agreements. The Company believes that it has meritorious defense and will vigorously defend against the allegations of the Complaint. The Company's answer to the complaint is due approximately March 15, 2000. Due to the very preliminary nature of the proceedings, further information is not available.

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

     Pending sale and operating lease agreements:
         On December 18, 1998, the Company entered into agreements whereby an independent third party would acquire the Company's FCC license rights, customers and agreements, site licenses and/or leases necessary to operate the Company's seven SMR operating systems through a newly formed subsidiary. The subsidiary would assume the Company's $1,390,700 promissory notes payable to the FCC, issue to the Company shares of common stock representing a 7.5% ownership interest and issue a warrant to purchase 50,000 shares of the common stock of the parent company at the exercise price of $.50 per share for a period of three years. The agreement further provided that should the market price in the period immediately preceding the closing of the transaction be less than $.50 per share, the number of shares will be increased proportionately, but in no event to exceed 100,000 shares. Effective June 30, 1998, the carrying value of the license rights were reduced to their sales value of $1,390,700.

         The third party will enter into a system management agreement pursuant to which they will manage the day to day business operations of the Company's SMR system subject to the Company's ultimate supervision and control until such time as the FCC shall approve the assignment of the licenses. Thereafter, they will assume all responsibility for operation and control of the system.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


14.  Subsequent events (continued):
         The Company shall lease SMR equipment to the third party for a four year term at annual base rates of $135,000, $168,000, $208,000 and $229,000, payable quarterly and collateralized by the third party and their affiliate or parent company. They will have the option to extend the lease for up to three additional one year terms, provided that the lease payment will be the fair market value of the equipment as determined by the two parties in accordance with the lease provisions.

15.  Selected quarterly data (unaudited):
         The following summarized certain quarterly results of operations (in thousands, except share amounts):

       Year ended June 30, 1999:                   Quarter ended
                                       ---------------------------------------
                                       September  December    March      June
                                           30,       31,        31,       30,
                                       -------    -------    -------   -------
       Expenses:
       Selling, general and
         administrative                $   160    $   140    $   319   $   212
       Interest                             51         75         75        86
                                       -------    -------    -------   -------
                                           211        215         394      298

       Deduct other income (expense)      (209)      (123)        106     (183)
                                       -------    -------    -------   -------

       Net loss                        $  (420)   $  (338)   $  (288)  $  (481)
                                       =======    =======    =======   =======


       Net loss per share              $  (.01)   $  (.01)   $  (.01)  $  (.01)
                                       =======    =======    =======   =======

       Year ended June 30, 1998:                   Quarter ended
                                       --------------------------------------
                                       September  December    March      June
                                          30,        31,        31,       30,
                                       -------    -------    -------   -------

       Expenses:
       Selling, general and
         administrative                $   285    $   219    $   443   $    84
       Interest                              1          -         (1)      457
                                       -------    -------    -------   -------
                                           286        219        442       541

       Deduct other income (expense)        24        (49)       (40)   (1,477)
                                       -------    -------    -------   -------
       Net loss                        $  (262)   $  (268)   $  (482)  $(2,018)
                                       =======    =======    =======   =======


       Net loss per share              $  (.03)   $  (.03)   $  (.05)  $  (.04)
                                       =======    =======    =======   =======

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 1999 AND 1998


15.  Selected quarterly data (unaudited):
         Comtec International, Inc. common stock is traded on the OTC Electronic Bulletin Board system under the symbol of YRLSD. The following table sets forth the quarterly high and low sales prices for the periods indicated. The prices shown represent actual sales prices without retail markups, markdowns, or commissions.

         Share price of common stock:
                                                1999             1998
                                           -------------     -------------
                                            High    Low      High     Low
                                           -----   -----     -----   -----

           First quarter, September 30,    $ .12   $ .05     $ .52   $ .24

           Second quarter, December 31,      .07     .02      1.80     .22

           Third quarter, March 31,          .06     .02       .85     .19

           Fourth quarter, June 30,          .07     .03       .20     .09

Exhibit 10.8
                              Amendment Number One
                                       to
                           ASSET ACQUISITION AGREEMENT


The ASSET ACQUISITION AGREEMENT (the "Agreement") originally made and entered into as of April 15th, 1999 among Chadmoore Wireless Group, a Colorado corporation (the "Parent"), S.E. 900, Inc., a Delaware corporation to be formed (the "Buyer"), American Wireless Network, Inc., a Colorado corporation (the "Company"), and ComTec International, Inc., the sole shareholder of the Company (the "Shareholder"), is amended as follows:

The original agreement listed the "Buyer" as S.E. 900, Inc. a Delaware corporation to be formed. The agreement is hereby amended to replace S.E. 900, Inc. a Delaware corporation with CMRS Systems, Inc., a subsidiary of Chadmoore Wireless Group, Inc. as the Buyer.

The licenses, assets, FCC notes, assignments and operations, including the equipment lease agreement, acquired by CMRS Systems, Inc. through the Asset Acquisition Agreement shall be held developed and operated in a separate operating unit of CMRS Systems, Inc. designated as the "S.E. 900 Unit." The S.E. 900 Unit will maintain separate financials and accounting treatment, just as if it were a separate entity.

Articles 1.3 and 3.4 of the original agreement provide that the Company (American Wireless Network, Inc.) shall receive a 7.5% stock ownership interest in S.E. 900, Inc. In lieu of that interest in a separate corporation, the Company shall have and maintain without further contribution, a 7.5% interest in the value of the S.E. 900 Unit, such that upon the sale of any portion or all of the assets from the S.E. 900 Unit, the Company will be entitled to receive a 7.5% proportional share of the sale proceeds. The Company shall have the option at the date three years from the date of the closing of the Acquisition, and for a period thirty days thereafter, to require an appraisal of the value of the S.E. 900 Unit, and to require the Parent (Chadmoore Wireless Group, Inc.) to pay to the Company, cash or the Parents common stock (at a price equal to the average of the previous 10 day closing average of the bid and ask price as quoted on the NASDAQ Electronic Bulletin Board) at the Parents sole election, equal to 7.5% of the appraised value of the S.E. 900 Unit. In the event that the Company is paid in the form of Chadmoore Wireless Group, Inc. restricted common stock, the Company shall be granted piggy-back registration rights, and in the event that such stock has not been registered within six months thereof, the Company shall receive additional stock sufficient to represent a 10% discount from the average of the previous 10 day closing average of the bid and ask price as quoted on the NASDAQ Electronic Bulletin Board.

IN WITNESS WHEREOF, the parties have caused this Amendment Number One to Asset Acquisition Agreement to be executed this ___day of July, 1999.

Signature Page - Amendment Number One to Asset Acquisition Agreement

PARENT

Chadmoore Wireless Group, Inc.

S/S By: Robert W. Moore, President and CEO

BUYER CMRS Systems, Inc.
S/S By:  Robert W. Moore, President and CEO

SELLER COMPANY
American Wireless Network, Inc.
S/S By: James K. Krejci


SHAREHOLDER
ComTec International, Inc.
S/S By: James K. Krejci