Form 10QSB
period 1999-09-30
COMTEC INTERNATIONAL INC
filed 2000-03-17
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

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


                                       N/A
              (former name, former address and former fiscal year
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes      No   x


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock              Outstanding at March 10, 2000
-----------------------------------              -----------------------------
Common Stock, $0.001 par value                             44,876,191


           Transitional Small Business Disclosure Format (check one):
                                 Yes      No x

TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 1999

ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               September 30, 1999 (unaudited)
                 and June 30, 1999 (audited                                   3

               Condensed Consolidated Statements of Operations                4
               Three Months ended September 30, 1999 and 1998 and from inception (unaudited)

               Condensed Consolidated Statements of Cash Flows                5
               Three Months ended September 30, 1999 and 1998 and from inception (unaudited)

               Notes to Financial Statements                                  6

     Item 2.   Management's Discussion and Analysis or Plan of Operation      7

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    10

PART II

     Item 1.   Legal Proceedings                                             11
     Item 2.   Change in Securities                                          12
     Item 3.   Defaults Upon Senior Securities                               12
     Item 4.   Submission of Matters to a vote of Security Holders           12
     Item 5.   Other Information                                             12
     Item 6.   Exhibit  and Reports on Form 8-K                              12

SIGNATURE PAGE                                                               12

PART I

ITEM 1.   FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                                        September      June
                                                        30, 1999     30, 1999
                                                       (unaudited)   audited)
                                                       ----------   ----------
Assets

Current Assets

Cash and Equivalents                                   $    9,500   $   70,500

Accounts Receivable, less allowance
For doubtful collections of $28,900                        60,100       63,100

LED Equipment held for resale                           1,314,300    1,314,300
                                                       ----------   ----------


Total Current Assets                                   1,383,900     1,447,900

Property and Equipment, net                            1,195,400     1,249,100
License Rights                                         1,390,700     1,390,700
Other Assets                                               4,500        60,500
                                                      ----------    ----------

         Total Assets                                 $3,974,500    $4,148,200
                                                      ==========    ==========

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                         51,000        12,000
Accounts Payable                                          73,900        54,000
Notes Payable                                          1,700,000     1,700,000
Accrued Liabilities                                      848,200       846,000
                                                      ----------    ----------

Total Current Liabilities                              2,673,100     2,612,000
                                                      ----------    ----------

Long Term Debt, less current portion                   1,430,500     1,422,000
                                                      ----------    ----------

STOCKHOLDER'S  EQUITY
---------------------
Common Stock, .001 par  value;
Authorized  100,000,000 shares;
39,697,196 shares issued
June 30, 1999 and September 30, 1999                      39,700        39,700

Capital in Excess of Par                              13,326,600    13,326,600
Deficit accumulated during the
development stage                                    (13,495,400)  (13,252,100)
                                                      -----------   ----------

                                                        (129,100)      114,200
                                                      ----------    ----------

         Total  Liabilities and Stockholders Equity   $3,974,500    $4,148,200
                                                      ==========    ==========




                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                 For the Three Months Ended
                                                   September    September
                                                    30, 1999    30, 1998    Cumulative
                                                  (unaudited)  (unaudited) Amounts from
                                                                            Inception
                                                                           (unaudited)
                                                 ----------   ----------   ----------
Operating Expenses
   Selling, General and Administrative              142,300      160,900    3,420,800
   Compensation in the form of common stock                                 3,655,000
   Management fees- related party                                              65,000
                                                 ----------   ----------   ----------
Loss before other expense (income)                  142,300      160,900    7,140,800
                                                 ----------   ----------   ----------

Other Income (expense)

Interest and Dividend Income                        (56,000)         900      100,300
Interest expense                                    (51,000)     (51,000)  (1,210,100)
Rental and Other Income                               6,100       44,000      186,300
Prepaid Calling Card services, less revenues                               (1,352,300)
Loan Origination Fees                                           (254,000)    (532,700)
Loss on investments, foreclosures and disposals                              (851,300)
Write-down of intangibles and LED equipment                                (2,674,300)
                                                 ----------   ----------   ----------


Total Other Income (Expense)                       (100,900)    (260,100)  (6,334,100)
                                                 ----------   ----------   ----------

Net Loss                                           (243,200)    (421,000) (13,474,900)
                                                 ==========   ==========   ==========

Weighted Average Common Shares Outstanding       39,697,196   39,697,196   14,692,449
                                                 ==========   ==========   ==========

Net Loss per Common Share
                                                      (0.01)       (0.01)        (.92)
                                                 ==========   ==========   ==========









                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                      For the Three Months Ended
                                                         30, 1999     30, 1998   Cumulative
                                                        (unaudited) (unaudited) Amounts from
                                                                                 inception
                                                                                (unaudited)
                                                         --------    --------   -----------
Operating activities:
  Net Loss                                               (243,200)   (421,000)  (13,474,900)
                                                         ========    ========   ===========

  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation expense                                 53,700      53,600       531,700
      Services and Interest exchanged for stock                                   3,304,200
      Gain on Sale of Marketable Securities                                         (10,000)
      Write Down of Intangible                                                    2,674,300
      Losses on investments, foreclosure and disposal                               677,200

      Changes in assets and liabilities:
      Accounts receivable                                   3,000     (49,200)      (85,400)
      Deposits and other                                   56,000     (74,100)      (53,500)
      (Increase) decrease in other current assets                      45,000        11,100
      Increase (decrease) in account payable
        & liabilities                                      69,500     (15,100)    1,712,000
      Other Assets                                                                   64,700
                                                         --------    --------   -----------
  Net cash used in operating activities                   (61,000)   (362,400)   (4,541,600)
                                                         ========    ========   ===========

Investing activities:
  Proceeds of Sale of Marketable Securities                                         267,500
  Proceeds from acquisition                                                          22,100
  License rights                                                                   (424,300)
  Marketable securities                                                            (255,600)
  Non-Operating assets                                                              (25,000)
  Related Party                                                                     (39,000)
  Purchase of property, plant and equipment                                      (1,699,800)
  Other                                                                            (140,000)
                                                         --------    --------   -----------
  Net cash used in investing activities                         0           0    (2,294,100)

Financing activities:
  Advances from related party                                                     1,184,500
  Proceeds: private place of common stock                                         1,138,900
  Proceeds: short term notes                                          250,000     1,295,100
  Warrants                                                                           30,000
Convertible Debentures                                                            4,100,000
  Payments on notes payable                                                        (882,000)
  Payment on long-term notes payable                                                (21,300)
                                                         --------    --------   -----------
  Net cash provided by financing activities                     0     250,000     6,845,200
                                                         ========    ========   ===========

Increase (Decrease) in cash                               (61,000)   (112,400)        9,500
                                                         ========    ========   ===========
Beginning cash balance                                     70,500     667,800             0
                                                         --------    --------   -----------

Ending cash balance                                         9,500     555,400         9,500
                                                         ========    ========   ===========




                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements

     Note 1.

     a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 10-KSB as of June 30, 1999. The notes to the audited financial statements presented with the Company's SEC Form 10-KSB as of June 30, 1999 are an integral part of the audited balance sheet data presented herein.

     b) The management of ComTec International, Inc. (the Company) without audit has prepared the financial statements included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. These financial statements must be read in conjunction with the audited financial statements and notes to the financial statements for the year ended June 30, 1999, included in the Company's Form 10KSB for the year ended June 30, 1999 which has been filed with the Securities and Exchange Commission by the Company, as said notes to the financial statements are incorporated herein by reference. The results of the interim period are not necessarily indicative of the results for the full year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     ComTec international Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. The Company has undergone many changes to date as a result of certain reorganizations and changes of management. Historical changes are more fully disclosed in prior 34 Act filings and the most recent changes, including changes in management are described in the Company's 10-KSB for the year ended June 30, 1999. The Company is currently authorized to issue 100,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN") and three inactive subsidiaries.

     American Wireless Network, Inc. ("AWN") a wholly owned subsidiary of the Company was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company. The Company's wireless specialized mobile radio "SMR" supervisory operations are conducted through AWN.

     From December 5, 1997 to June 1st, 1999, AWN operated SMR sites in seven Metropolitan Trade Areas in the southeastern U.S.A., operating specialized mobile radio licenses purchased from Centennial Communications Corp. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN have been undertaken by CMSR Systems, Inc., an unaffiliated Nevada Corporation, under a management contract wherein AWN supervises management of the systems pursuant to FCC rules but actual hands on operations are now conducted by CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry or other cash positive business operations.

(a)   Plan of Operation:

     FORWARD-LOOKING STATEMENTS


     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10KSB for the year ended June 30, 1999 and other filings with the SEC. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

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

     The Company has been and continues to be in the development stage and from inception (March 15, 1994) has only generated auxiliary revenues to defray the cost of its planned operations, with only limited success in implementing actual operations. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt.

     During the quarter ended September 30, 1999 and through the present the Company continued as a developmental stage entity focused on transfer of management of its SMR systems and business to CMSR Systems, Inc., developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

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

Current Status and Operations

     On December 5, 1997 AWN entered the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. On April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc., ("Buyer") a Nevada corporation wherein those assets are to be sold to CMSR Systems, Inc. The initial phase of the Asset Acquisition Agreement (as amended) became effective June 1, 1999. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The agreement also includes the lease of SMR related equipment owned by AWN to CMSR Systems, Inc. The sale is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the licenses. AWN will retain a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses to be sold to CMSR Systems, Inc. were purchased by American Wireless Network, Inc. on July 6, 1998 as a part of the acquisition of divisional segment assets from Centennial Communications Corp. As a part of the Asset Acquisition Agreement (as amended), the Company will assign its tower site licenses and lease to CMSR Systems, Inc., certain SMR related transmission equipment for a five (5) year term. Management believes this agreement will relieve the Company of the now existing negative cash flow burdens of debt service, operating deficits and extensive maintenance costs related to the SMR systems. Effective June 1, 1999 all operations previously conducted by AWN with respect to the 900 MHz licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. Application has been made and approval of the transfer of the 900 MHz licenses and assumption of the debt to the FCC related to the licenses is pending at the FCC.

New Funding Efforts:

     In the previous fiscal year and in the quarter ended September 30, 1999, the Company continued efforts in connection with private debt financing proposals to fund future merger or acquisition activities as well as working capital needs. The Company has several proposals for private debt funding with unrelated entities pending. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private debt financing, management plans to seek acquisitions of telecommunication or computer related businesses, information and data services or other cash generating enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

Pending Acquisitions:

     Currently there are no letters of intent or other formalized agreements to acquire any entity or assets.


 (b)   Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $243,200 for the quarter ended September 30, 1999 and has reported net losses from inception (March 15, 1994) to September 30, 1999 of $12,474,900. The Company had deficient working capital at September 30, 1999 of $1,289,200. As of September 30, 1999, the Company reported a shareholder deficit of $129,100. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

     Management has continued to develop a strategic business plan to raise private financing, develop a management team, maintain reporting compliance and seek new expansive areas in telecommunications, informational or computer related business. In order to reduce negative cash flow the Company entered an agreement to sell its FCC licenses to satisfy debt requirements and in a plan anticipated to generate cash flows, has entered into an agreement to lease its SMR equipment.

     From March 1, 1999 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $600,000. This amount is composed of $600,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations or proceeds from lease income or sales of assets.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of September 30, 1999, the unaudited results of the Company indicated deficit working capital of $1,289,200. All during fiscal 1999 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.


     At September 30, 1999 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

     -    Shares  reserved  for  the  Company's   incentive  stock  option  plan
          (980,000).

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

     - On February 16, 1998, the Company entered into a letter agreement with the Company, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement as modified calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 10% of the Company's outstanding common shares over a three year period ending February 16, 2001. The strike price of all of the potential options, as modified (repriced) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's actual appointment date as President and CEO of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. No options have actually been issued pursuant to agreements with Mr. Krejci.

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

     For the quarter ending September 30, 1999, the Company incurred General and Administrative Expenses of $142,300, a decrease of $18,600 from the quarter ending September 30, 1998, when the Company incurred expenses of $160,900. The Company also reported "other expense" consisting of write-offs of receivables and recording of accrued interest, this represents a reduction of $159,200 from similar items reported in the September 1998 quarter. The Company's Quarter ended September 30, 1999 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended June 30, 1999 and 1998, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, included with the Company's June 30, 1999 Form 10KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.  OTHER INFORMATION:  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits


27       Financial Data Schedule



(b)      The Company filed the following reports on Form 8-K:

         September 30, 1999 - Current Form 8-K to report the change of independent auditors.
------------




SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

COMTEC INTERNATIONAL, INC.

Date:   March 16,  2000                 By:    /s/ James J. Krejci
                                           ------------------------------------
                                           James J. Krejci, President and
                                           Chief Executive Officer

                                        By:    /s Gordon Dihle
                                           ------------------------------------
                                           Chief Financial Officer