Form 10QSB
period 1999-12-31
COMTEC INTERNATIONAL INC
filed 2000-03-17
CIK 729443

2
                                                        - -
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 1999

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

Title of each class of Common Stock                Outstanding at March 15, 2000
-----------------------------------                -----------------------------
Common Stock, $0.001 par value                               44,876,191


           Transitional Small Business Disclosure Format (check one):
                                  Yes      No  x

TABLE OF CONTENTS

FORM 10-QSB REPORT - FOR QUARTER ENDED DECEMBER 31, 1999

ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               December 31, 1999 (unaudited) and June 30, 1999 (audited)      3

               Condensed Consolidated Statements of Operations                4
               Six Months ended December 31, 1999 and 1998 and from inception (unaudited)

               Condensed Consolidated Statements of Operations                5
               Three Months ended December 31, 1999 and 1998
               (unaudited)

               Condensed Consolidated Statements of Cash Flows                6
               Six Months ended December 31, 1999 and 1998 and from inception (unaudited)

               Notes to Financial Statements                                  7

     Item 2.   Management's Discussion and Analysis or Plan of Operation      8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12

PART II

     Item 1.   Legal Proceedings                                             12
     Item 2.   Change in Securities                                          13
     Item 3.   Defaults Upon Senior Securities                               13
     Item 4.   Submission of Matters to a vote of Security Holders           13
     Item 5.   Other Information                                             13
     Item 6.   Exhibits  and Reports on Form 8-K                             13

SIGNATURE PAGE                                                               13

PART I

ITEM 1.   FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                          December 31, 1999      June 30, 1998
                                            (unaudited)            (audited)
                                           -------------         ------------
Assets

Current Assets

Cash and Equivalents                       $       3,100         $     70,500

Accounts Receivable, less allowance
For doubtful collections of $28,900                                    63,100

LED Equipment held for resale                  1,314,300            1,314,300
                                           -------------         ------------


Total Current Assets                           1,317,400            1,447,900

Property and Equipment, net                    1,141,700            1,249,100
License Rights                                 1,390,700            1,390,700
Other Assets                                       4,500               60,500
                                           -------------         ------------


     Total Assets                          $   3,854,300         $  4,148,200
                                           =============         ============

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                102,000               12,000
Accounts Payable                                 129,300               54,000
Notes Payable                                  1,700,000            1,700,000
Accrued Liabilities                              870,500              846,000
                                           -------------         ------------

Total Current Liabilities                      2,801,800            2,612,000
                                           -------------         ------------

Long Term Debt, less current portion           1,426,200            1,422,000
                                           -------------         ------------

STOCKHOLDER'S  EQUITY
Common  Stock, .001 par  value;
Authorized  100,000,000 shares;
39,697,196 shares issued
June 30, 1999 and December 31, 1999               39,700               39,700

Capital in Excess of Par                      13,326,600           13,326,600
Deficit accumulated during the
development stage                            (13,740,000)         (13,252,100)
                                           -------------         ------------

                                                (373,700)             114,200
                                           -------------         ------------

     Total  Liabilities and
        Stockholders Equity                $   3,854,300         $  4,148,200
                                           =============         ============






                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                  For the Six Months Ended
                                                    December     December
                                                    31, 1999     31, 1998     Cumulative
                                                  (unaudited)   (unaudited)  Amounts from
                                                                              Inception
                                                                              (unaudited)
                                                  ----------    ----------    ----------
Expenses
   Selling, General and Administrative               340,100       301,200     3,618,600
   Compensation in the form of common stock                                    3,655,000
   Management fees- related party                                                 65,000
                                                  ----------    ----------    ----------
Loss before other income (expense)                  (340,100)     (301,200)   (7,338,600)
                                                  ----------    ----------    ----------

Other Income (expense)

Interest and Dividend Income                         (56,000)       13,500       100,300
Interest expense                                    (102,000)     (125,500)   (1,261,100)
Rental and Other Income                               10,300       (24,400)      190,500
Loan Origination Fees                                             (292,300)     (532,700)
Prepaid Calling Card services, less revenues                                  (1,352,300)
Loss on investments, foreclosures and disposals                    (28,900)     (851,300)
Write-down of intangible                                                      (2,674,300)
                                                  ----------    ----------    ----------

Total Other Income (Expense)                        (147,700)     (457,600)   (6,380,900)
                                                  ----------    ----------    ----------

Net Loss                                            (487,800)     (758,800)  (13,719,500)
                                                  ==========    ==========    ==========

Weighted Average Common Shares Outstanding        39,697,196    39,697,196    14,692,449
                                                  ==========    ==========    ==========

Net Loss per Common Share                              (0.01)        (0.02)        (0.93)
                                                  ==========    ==========    ==========



                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                      For the Three Months Ended
                                                         December    December
                                                         31, 1999    31, 1998
                                                       (unaudited)  (unaudited)
                                                      ---------       ---------
Expenses
   Selling, General and Administrative                  197,800         140,200
   Compensation in the form of common stock
   Management fees- related party

Loss before other income (expense)                     (197,800)       (140,200)
                                                      ---------       ---------

Other Income (expense)

Interest and Dividend Income                                             12,600
Interest expense                                        (51,000)        (74,600)
Rental and Other Income                                   4,200         (24,400)
Loan Origination Fees                                                   (38,500)
Prepaid Calling Card services, less revenues
Loss on investments, foreclosures and disposals                         (72,800)
Write-down of intangible

Total Other Income (Expense)                            (46,800)       (197,700)
                                                      ---------       ---------

Net Loss                                               (244,600)       (337,900)
                                                      =========       =========

Weighted Average Common Shares Outstanding           39,697,196      39,697,196
                                                     ==========      ==========

Net Loss per Common Share                                (0.01)          (0.01)
                                                     =========       =========




                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                        For the Six Months Ended
                                                         December      December
                                                         31, 1999      31, 1998      Cumulative
                                                       (unaudited)   (unaudited)    Amounts from
                                                                                      inception
                                                                                     (unaudited)
                                                        ---------      --------      -----------
Operating activities:
  Net Loss                                               (487,800)     (758,800)     (13,719,500)

  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation expense                                107,400       107,400          585,400
      Services and Interest exchanged for stock                                        3,304,200
      Gain on Sale of Marketable Securities                                              (10,000)
      Write Down of Intangible                                                         2,674,300
      Losses on investments, foreclosure and disposal                    28,900          677,200

Changes in assets and liabilities:
      Accounts receivable                                  63,100       (67,600)         (25,300)
      Deposits and other                                   56,000        45,000           53,500
      (Increase) decrease in other current assets                         4,400           11,100
      Increase (decrease) in account payable
        & liabilities                                     189,700         3,400        1,832,200
     Other Assets                                       ---------                         64,700

  Net cash used in operating activities                   (71,600)     (637,300)      (4,552,200)
                                                        ---------      --------      -----------

Investing activities:
  Proceeds from sale of marketable securities                                            267,500
  Proceeds from acquisition                                                               22,100
  License rights - Centennial SMR assets                                                (424,300)
  Marketable securities                                                                 (255,600)
  Non-Operating assets                                                                   (25,000)
  Related Party                                                                          (39,000)
  Purchase of property, plant and equipment                                           (1,699,800)
  Other                                                                                 (140,000)
                                                                                     -----------
  Net cash used in investing activities                                               (2,294,100)
                                                                                     -----------

Financing activities:
  Advances from related party                                                          1,184,500
  Proceeds: private place of common stock                                              1,138,900
  Proceeds: short term notes                                            450,000        1,295,100
  Warrants                                                                                30,000
Convertible Debentures                                                                 4,100,000
  Payments on notes payable                                                             (882,000)
  Long-term notes payable                                   4,200                        (17,100)
                                                        ---------      --------      -----------

  Net cash provided by financing activities                 4,200       450,000        6,849,400
                                                        ---------      --------      -----------

Increase (Decrease) in cash                               (67,400)     (187,300)           3,100
Beginning cash balance                                     70,500       667,800                0
                                                        ---------      --------      -----------

Ending cash balance                                         3,100       480,500            3,100
                                                        =========      ========      ===========



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

     During the  quarter  ended  December  31,  1999 and through the present the
Company continued as a developmental stage entity focused on transfer of management of its SMR systems and business to CMSR Systems, Inc., developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

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

New Funding Efforts:

     In the previous fiscal year and in the quarter ended December 31, 1999, the Company continued efforts in connection with private debt financing proposals to fund future merger or acquisition activities as well as working capital needs. The Company has several proposals for private debt funding with unrelated entities pending. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private debt financing, management plans to seek acquisitions of telecommunication or computer related businesses, information and data services or other cash generating enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

Pending Acquisitions:

     Currently there are no letters of intent or other formalized agreements to acquire any entity or assets.


 (b)   Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $487,800 for the six month period ended December 31, 1999 and has reported net losses from inception (March 15, 1994) to December 31, 1999 of $13,719,500. The Company had deficient working capital at December 31, 1999 of $1,484,400. As of December 31, 1999, the Company reported a shareholder deficit of $373,700. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

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

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of December 31, 1999, the unaudited results of the Company indicated deficit working capital of $1,484,400. All during fiscal 1999 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets or initiate any other revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.


     At December 31, 1999 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

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

     During quarter ended December 31, 1999, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     For the quarter ending December 31, 1999, the Company incurred General and Administrative Expenses of $197,800, an increase of $57,600 from the quarter ending December 31, 1998, when the Company incurred General and Administrative expenses of $140,200 after netting out limited revenues earned in that period. Other Expense was $46,800 in the December 1999 quarter compared to $197,700 in the December 1998 quarter. The net losses in the quarter ended December 1999 were reduced from $337,900 in the quarter ended December 1998 to $244,600. Approximately half of the December 1999 quarter loss was the result of write-off Bad Debt of $60,000 and depreciation of $53,700. Management has undertaken cost cutting measures in order to reduce overhead and reoccurring costs. The overall reduction in expenses reflects Management's efforts at bringing the Company's operating and administrative costs under control. The Company's Quarter ended December 31, 1999 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

(a)

Exhibits


27       Financial Data Schedule



(b)      The Company filed the following reports on Form 8-K:

                  October 18, 1999 - Current Form 8-K/A to report the agreement of prior auditors with disclosure of change of independent auditors on September 29, 1999 8-K.
------------




SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

COMTEC INTERNATIONAL, INC.

Date:   March 17,  2000                 By:    /s/ James J. Krejci
                                           ------------------------------------
                                           James J. Krejci, President and
                                           Chief Executive Officer

                                        By:    /s Gordon Dihle
                                           ------------------------------------
                                           Chief Financial Officer