Form 10QSB
period 2000-03-31
COMTEC INTERNATIONAL INC
filed 2000-05-15
CIK 729443

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

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

                                       N/A
                                       ---
              (former name, former address and former fiscal year
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes      No   x


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock              Outstanding at May 10, 2000
-----------------------------------              ---------------------------
Common Stock, $0.001 par value                           44,876,191


           Transitional Small Business Disclosure Format (check one):
                                   Yes      No   x

                                TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 2000

                           ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               March 31, 2000 (unaudited) and June 30, 1999 (audited)         3

               Condensed Consolidated Statements of Operations                4
               Nine months ended March 31, 2000 and 1999 and from inception (unaudited)

               Condensed Consolidated Statements of Operations                5
               Three Months ended March 31, 2000 and 1999
               (unaudited)

               Condensed Consolidated Statements of Cash Flows                6
               Nine months ended March 31, 2000 and 1999 and from inception (unaudited)

               Notes to Financial Statements                                  7

     Item 2.   Management's Discussion and Analysis or Plan of Operation      8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12

PART II

     Item 1.   Legal Proceedings                                             12
     Item 2.   Change in Securities                                          13
     Item 3.   Defaults Upon Senior Securities                               13
     Item 4.   Submission of Matters to a vote of Security Holders           13
     Item 5.   Other Information                                             13
     Item 6.   Exhibits  and Reports on Form 8-K                             13

SIGNATURE PAGE                                                               13

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                                   March 31, 2000  June 30, 1999
                                                     (unaudited)      (audited)
                                                     -----------     -----------
Assets

Current Assets

Cash and Equivalents                                 $     5,400     $    70,500

Accounts Receivable, less allowance

For doubtful collections of $28,900                                       63,100

LED Equipment held for resale                          1,314,300       1,314,300
                                                     -----------     -----------

Total Current Assets                                   1,319,700       1,447,900


Property and Equipment, net                            1,088,000       1,249,100
License Rights                                         1,390,700       1,390,700
Other Assets                                               6,800          60,500
                                                     -----------     -----------

         Total Assets                                $ 3,805,200     $ 4,148,200
                                                     ===========     ===========

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                        178,500          12,000
Accounts Payable                                         290,900          54,000
Notes Payable                                          1,700,000       1,700,000
Accrued Liabilities                                      870,500         846,000
                                                     -----------     -----------

Total Current Liabilities                              3,039,900       2,612,000
                                                     -----------     -----------

Long Term Debt, less current portion                   1,426,200       1,422,000
                                                     -----------     -----------

STOCKHOLDER'S EQUITY
Common Stock, .001 par value;
Authorized 100,000,000 shares;
39,697,196 shares issued
June 30, 1999 and March 31, 2000                          39,700          39,700

Capital in Excess of Par                              13,326,600      13,326,600
Deficit accumulated during the
development stage                                    (14,027,200)    (13,252,100)
                                                     -----------     -----------

                                                        (660,900)        114,200
                                                     -----------     -----------

         Total Liabilities and Stockholders Equity   $ 3,805,200     $ 4,148,200
                                                     ===========     ===========



                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                  For the Nine months Ended
                                                March 31, 2000  March 31, 1999   Cumulative
                                                  (unaudited)     (unaudited)   Amounts from
                                                                                 Inception
                                                                                (unaudited)
                                                   ----------      ----------    ----------
Expenses

   Selling, General and Administrative             $  558,900      $  620,100    $3,837,400
   Compensation in the form of common stock                                       3,655,000
   Management fees- related party
                                                   ----------      ----------    ----------
Loss before other income (expense)                   (558,900)       (620,100)   (7,557,400)
                                                   ----------      ----------    ----------

Other Income (expense)

Interest and Dividend Income                          (56,000)         61,500       100,300
Interest expense                                     (178,500)       (200,700)   (1,337,600)
Rental and Other Income                                18,300         (24,400)      198,500
Loan Origination Fees                                                (292,300)     (532,700)
Prepaid Calling Card services, less revenues                                     (1,352,300)
Loss on investments, foreclosures and disposals                        28,900      (851,300)
Write-down of intangible                                                         (2,674,300)
                                                   ----------      ----------    ----------

Total Other Income (Expense)                         (216,200)       (427,000)   (6,449,400)
                                                   ----------      ----------    ----------

Net Loss                                             (775,100)     (1,047,100)  (14,006,800)
                                                   ==========      ==========    ==========

Weighted Average Common Shares Outstanding         39,697,196      39,697,196    14,692,449
                                                   ==========      ==========    ==========

Net Loss per Common Share                               (0.02)          (0.03)        (0.95)
                                                   ==========      ==========    ==========



                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                    For the Three Months Ended
                                                  March 31, 2000  March 31, 1999
                                                    (unaudited)     (unaudited)
                                                    ----------       ----------
Expenses

   Selling, General and Administrative              $  218,800       $  319,000
   Compensation in the form of common stock
   Management fees- related party
                                                    ----------       ----------
Loss before other income (expense)                    (218,800)        (319,000)
                                                    ----------       ----------

Other Income (expense)

Interest and Dividend Income                                             48,000
Interest expense                                       (76,500)         (75,200)
Rental and Other Income                                  8,000
Loan Origination Fees
Prepaid Calling Card services, less revenues
Loss on investments, foreclosures and disposals                          57,900
Write-down of intangible
                                                    ----------       ----------
Total Other Income (Expense)                           (68,500)          30,700
                                                    ----------       ----------

Net Loss                                              (287,300)        (288,300)
                                                    ==========       ==========

Weighted Average Common Shares Outstanding          39,697,196       39,697,196
                                                    ==========       ==========

Net Loss per Common Share                                (0.01)           (0.01)
                                                    ==========       ==========



                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                            For the Nine months Ended

                                                  March 31, 1999  March 31, 2000  Cumulative
                                                   (unaudited)     (unaudited)   Amounts from
                                                                                   inception
                                                                                  (unaudited)
                                                   -----------     -----------    ------------
Operating activities:
   Net Loss                                        $(1,047,100)    $  (775,100)   $(14,006,800)
                                                   -----------     -----------    ------------
   Adjustments to reconcile net loss to
    net cash used by operating activities:
       Depreciation expense                            161,100         161,100         639,100
       Services and Interest exchanged for stock                                     3,304,200
       Gain on Sale of Marketable Securities                                           (10,000)
       Write Down of Intangible                                                      2,674,300
       Losses on investments,
         foreclosure and disposal                       28,900                         677,200

 Changes in assets and liabilities:
       Accounts receivable                             (68,000)         63,100         (25,300)
       Deposits and other                               (3,000)         53,800          51,300
       (Increase) decrease in other current assets      10,000                          11,100
       Increase (decrease) in account
         payable & liabilities                         206,200         427,800       2,070,300
       Other Assets                                                                     64,700
                                                   -----------     -----------    ------------
   Net cash used in operating activities              (711,900)        (69,300)     (4,549,900)
                                                   -----------     -----------    ------------
 Investing activities:
   Proceeds from sale of marketable securities                                         267,500
   Proceeds from acquisition                                                            22,100
   License rights - Centennial SMR assets                                             (424,300)
   Marketable securities                                                              (255,600)
   Non-Operating assets                                                                (25,000)
   Related Party                                                                       (39,000)
   Purchase of property, plant and equipment                                        (1,699,800)
   Other                                                                              (140,000)
                                                   -----------     -----------    ------------
   Net cash used in investing activities                     -               -      (2,294,100)
                                                   -----------     -----------    ------------
 Financing activities:
   Advances from related party                                                       1,184,500
   Proceeds: private place of common stock                                           1,138,900
   Proceeds: short term notes                          450,000                       1,295,100
   Warrants                                                                             30,000
 Convertible Debentures                                                              4,100,000
   Payments on notes payable                                                          (882,000)
   Long-term notes payable                                               4,200         (17,100)
                                                   -----------     -----------    ------------
   Net cash provided by financing activities           450,000           4,200       6,849,400
                                                   -----------     -----------    ------------
 Increase (Decrease) in cash                          (261,900)        (65,100)          5,400
 Beginning cash balance                                667,800          70,500               -
                                                   -----------     -----------    ------------
 Ending cash balance                               $   405,900     $     5,400    $      5,400
                                                   ===========     ===========    ============


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

(a)   Plan of Operation:

         FORWARD-LOOKING STATEMENTS
         --------------------------

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

     During the quarter ended March 31, 2000 and through the present the Company continued as a developmental stage entity focused on transfer of management of its SMR systems and business to CMSR Systems, Inc., developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

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

New Funding Efforts:

     In the previous fiscal year and in the quarter ended March 31, 2000, the Company continued efforts in connection with private debt financing proposals to fund future merger or acquisition activities as well as working capital needs. The Company has several proposals for private debt funding with unrelated entities pending. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private debt financing, management plans to seek acquisitions of telecommunication or computer related businesses, information and data services or other cash generating enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

Pending Acquisitions:

     Currently there are no letters of intent or other formalized agreements to acquire any entity or assets.

(b)   Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $775,100 for the nine month period ended March 31, 2000 and has reported net losses from inception (March 15, 1994) to March 31, 2000 of $14,006,800. The Company had deficient working capital at March 31, 2000 of $1,720,200. As of March 31, 2000, the Company reported a shareholder deficit of $660,900. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company. The Company has a significant investment in license rights obtained through the acquisition of assets from Centennial Communications, Corp., the recoverability of which is dependent upon the success of future events.

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

     From May 1, 2000 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $700,000. This amount is composed of $700,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations or proceeds from lease income or sales of assets.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of March 31, 2000, the unaudited results of the Company indicated deficit working capital of $1,720,200. All during fiscal 1999 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets or initiate any other revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At March 31, 2000 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

     -    Shares  reserved  for  the  Company's   incentive  stock  option  plan
          (980,000).

     - Shares reserved for issuance in accordance with outstanding warrants issued June 30, 1997 (4,242,923) exercisable at $4.50 per share, expiring June 30, 2000. o Shares reserved for contingent issue with respect to outstanding warrants exercisable at $2.90 per share associated with converted debt and LED Screens (7,083,333), expiring in March 2001.

     - Shares reserved for contingent issue with respect to outstanding warrants exercisable at $2.90 per share associated with converted debt related to the SMR Asset purchase (17,600,000), expiring in March 2001.

     - On February 16, 1998, the Company entered into a letter agreement with the Company, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement as modified calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 10% of the Company's outstanding common shares over a three year period ending February 16, 2001. The strike price of all of the potential options, as modified (repriced) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's actual appointment date as President and CEO of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price based upon a calculation of 111% of the closing bid price of the stock on March 21, 2000. No options have actually been issued pursuant to agreements with Mr. Krejci.

     - Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock options vesting in annual increments of 2.5% to equal a total of 7.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Dihle's date of appointment as Chief Financial Officer of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 1999, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 2000, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price based upon a calculation of 111% of the closing bid price of the stock on March 21, 2000. No options have actually been issued pursuant to agreements with Mr. Dihle.

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

     For the quarter ending March 31, 2000, the Company incurred General and Administrative Expenses of $218,800, an decrease of $100,200 from the quarter ending March 31, 1999, when the Company incurred General and Administrative expenses of $319,000 after netting out limited revenues earned in that period. Other Expense was $68,500 in the March 2000 quarter compared to a net other income of 30,700 in the March 1999 quarter. The net loss in the quarters ended March 2000 and the the quarter ended March 1999 nearly equal. Approximately half of the March 2000 quarter loss was the result of interest expense of $76,500 and depreciation of $53,700. Management has undertaken cost cutting measures in order to reduce overhead and reoccurring costs. The overall reduction in expenses reflects Management's efforts at bringing the Company's operating and administrative costs under control. The Company's Quarter ended March 31, 2000 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     On September  14, 1998 the Company  received by certified  mail a Complaint filed in Superior Court of California, County of San Diego, Case No. 723581 entitled John Brent, et al vs. ComTec International, Inc., a New Mexico corporation, et al Defendants. The Complaint by seven named Plaintiffs alleges securities fraud, improper sale of unregistered securities, and stock manipulation against the Company and five individual defendants who were former officers and/or directors of the Company, none of whom are currently associated with the Company. The Company has reached a tentative settlement with the Plaintiff's in this case which calls for release of all claims by the Plaintiffs against the Company in return for issuance of a total of approximately 300,000 shares of the Company's .001 par value common stock to the Plaintiffs.

Litigation with Former Officer and Director

     On February 1, 1999 Donald Mack, the former CEO, President and director of ComTec International, Inc. filed a complaint in the District Court, City and County of Denver, State of Colorado, Civil Action Number 99CV634, Courtroom 6, against ComTec International, Inc. ("ComTec") as well as two individual defendants, a current officer and a shareholder of ComTec. On March 24, 1999 ComTec filed its Answer and extensive Counterclaims against Donald Mack ("Mack"). Mack alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired in May of 1998). Mack further alleges that although he resigned as an officer in June 1998, he was wrongfully induced to resign. Mack alleges that he is due salary, car allowance, health plan payments, life insurance payments, stock bonuses and other items from June 30, 1998 through June 30, 2002. ComTec's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to Mack. ComTec's answer further states as affirmative defenses that Mack's claims are barred by the doctrine of estoppel and unclean hands, that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality, that Mack's claims are barred by failure of consideration, fraud and illegality, waiver, failure to mitigate, that Mack's alleged claims are more than setoff by the counterclaims of ComTec against Mack and that Mack's alleged damages, if any, are the result of Mack's own actions. ComTec believes it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by Mack. The Company filed a number of Counterclaims against Mack. Among the Counterclaim allegations of ComTec against Mack are allegations that an agreement entered into in May of 1995, whereby Mack gained control of ComTec through an agreement for ComTec to purchase the assets of a corporation controlled by Mack, KeyStone Holding Corporation, was entered into with intent to defraud ComTec and its shareholders. Among other allegations, ComTec alleges that misrepresentations and omissions of material fact were made by Mack prior to the Keystone transaction, that Mack used ComTec as an instrumentality for his own personal benefit and affairs, that Mack acted to conceal material facts regarding Mack's ultra vires and unauthorized acts in the name of ComTec. ComTec further alleges that Mack took unauthorized and unearned bonuses in stock of ComTec and cash, that the execution of the employment addendum through which Mack is alleging amounts are now due him from ComTec was accompanied by circumstances of fraud and collusion, and that Mack made unauthorized use of ComTec's funds and property. ComTec's claims against Mack include: intentional misrepresentation/fraudulent inducement regarding the Keystone Transaction; fraudulent concealment/constructive fraud; breach of warranty; breach of fiduciary duty; conversion; fraudulent conveyance; civil theft pursuant to C.R.S. Sections 18-4-401 and 18-4-405 and securities fraud pursuant to C.R.S.
Section 11-51-501. ComTec seeks monetary damages and constructive trust as well as Declaratory Judgment pursuant to C.R.C.P. 57. ComTec believes it has meritorious claims and will resolutely pursue its claims against Mack. In October of 1999, the Plaintiff, Mack, filed for bankruptcy protection. Various motions are now pending with respect to the Mack bankruptcy matter as it relates to the Company's claims against Mack as well as issues related to the status and jurisdiction of Mack's allegations against the Company. In April 2000, attorneys representing Mack in the original state court action as well as Mack's bankruptcy proceeding were granted for leave to withdraw from representation of Mack and a new attorney undertook representation of Mack. The state court action has been suspended pending resolution of jurisdictional issues and other administrative matters involving Mack's bankruptcy proceedings.

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

             None

------------



                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                    COMTEC INTERNATIONAL, INC.

Date:   May 11,  2000                    By:    /s/ James J. Krejci
                                            -----------------------------------
                                            James J. Krejci, President and
                                            Chief Executive Officer

                                         By:    /s Gordon Dihle
                                            -----------------------------------
                                            Chief Financial Officer