Form 10KSB
period 2000-06-30
COMTEC INTERNATIONAL INC
filed 2000-10-16
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended
                                  June 30, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                Yes  x    No
                                    ---      ---

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information: [ ]

     Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: None

   State the aggregate market value of the voting stock (common stock) held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked price of such stock, as of a specified date within the past sixty days. As of the close of business, October 6, 2000, the aggregate market value of the Company's Common Stock (based on the average of the ($.155) bid and ($.105) asked price) held by non-affiliates was $8,490,855.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

              Number of shares outstanding of each of the issuer's
                classes of Common stock as of October 6, 2000 was
                               68,078,791 shares.

           State issuer's revenues for its most recent fiscal year: $0

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

              Check whether the issuer has filed all documents and
               reports required to be filed by Sections 12, 13 or
                       15(d) of the Exchange Act after the
          distribution of securities under a plan confirmed by a court
                                Yes ____ No ____

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           FORM 10-KSB ANNUAL REPORT - FISCAL YEAR ENDED JUNE 30, 2000

                           COMTEC INTERNATIONAL, INC.


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1.   Description of Business.............................................3.
Item 2.   Description of Property............................................ 9.
Item 3.   Legal Proceedings.................................................. 9.
Item 4.   Submission of Matters to a Vote of Security Holders................10.

PART II

Item 5.   Market for Common Stock Equity and Related Stockholder Matters.....11.
Item 6.   Management's Discussion and Analysis or Plan of Operation..........13.
Item 6a.  Quantitative And Qualitative Disclosures About Market Risk.........16.
Item 7.   Financial Statements...............................................16.
Item 8.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........................16.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section  16(a) of the Exchange Act ...........17.
Item 10. Executive Compensation..............................................19.
Item 11. Security Ownership of Certain Beneficial Owners and Management......22.
Item 12. Certain Relationships and Related Transactions......................23.
Item 13. Exhibits and Reports on Form 8-K....................................24.

SIGNATURE PAGE...............................................................26.

Attachment:

INDEPENDENT AUDITOR'S REPORT AND CONSOLIDATED FINANCIAL STATEMENTS,
JUNE 30, 2000 AND 1999 AND CUMULATIVE AMOUNTS FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2000.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      Business Development:

1.       GENERAL CORPORATE

     ComTec International Inc. was incorporated on July 6, 1983, in the State of New Mexico, originally under the name of Nisus Video, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company has undergone various changes to date as a result of certain reorganizations. Historical changes are more fully disclosed in prior 34 Act filings. The Company's principal office is located at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado 80112; its telephone number is (303) 662-8069; its facsimile number is
(303) 662-8485. The Company is currently authorized to issue 200,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN").

     As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. ("CMSR") on April 15, 1999, and reported on Form 8-K filed April 30, 1999, the day-to-day SMR operations of AWN have been undertaken by CMSR under a management contract wherein AWN supervises management of the systems pursuant to FCC rules but actual hands on operations are conducted by CMSR. The Company is exploring potential acquisition and/or merger transactions with amicable business opportunities in telecommunications, information industries, the computer industry or other compatible business opportunities.

2.       CURRENT OPERATIONS

         OPERATING SUBSIDIARY

     On December 3, 1996, the Company formed American Wireless Network, Inc. (`AWN"), a wholly owned subsidiary of the Company, to pursue opportunities in the Specialized Mobile Radio ("SMR") industry. In connection with this transaction, the Company transferred all SMR radio licenses under the ownership and control of the Company to AWN (in exchange for 500,000 shares of common stock in AWN). On December 22, 1996, AWN issued an additional 143,000 shares of common stock to three Company affiliated entities. In March of 1997, the Company exchanged for stock in the Company all shares of AWN held outside of the Company. As of March 31, 1997, and currently, the Company owns all of the outstanding common stock of AWN. From December 5, 1997 to June 1, 1999, AWN operated SMR sites in seven MTA's in the southeastern U.S.A. region, operating specialized mobile radio licenses purchased from Centennial Communications Corp. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. ("CMSR") on April 15, 1999, which became effective June 1, 1999, the day-to-day SMR operations of AWN have been undertaken by CMSR under a management contract wherein AWN supervises management of the systems pursuant to FCC rules but actual day-to-day operations are now conducted by CMSR.

         PRINCIPAL OFFICE OF REGISTRANT

     On December 15, 1997, the Company relocated its principal offices to Suite 340, 9350 East Arapahoe Road, Englewood, Colorado, 80112. The Company's phone number is (303) 662-8069. The Company's operating subsidiary, AWN, which is also located at such address, entered into a three-year lease for the premises, said lease ending December 31, 2000.

         INACTIVE SUBSIDIARIES

     The Company's three inactive subsidiaries, all Colorado corporations, Custom Concepts, Inc., AmNet Resources, Ltd. and International Media Group, Ltd., were dissolved by administrative action during the fiscal year ended June 30, 2000.

3.       MANAGEMENT

     Since September 1998, management of the Company has consisted of President and CEO, James J. Krejci, an MBA, formerly a top executive with Jones Intercable, Inc./Jones International, Ltd. associated companies; Chief Financial Officer and Secretary/Treasurer, Gordon Dihle, an attorney and CPA; and Controller; Michael Bunch, a CPA and MBA. On September 30, 1998, Marc Maassen, an individual previously unaffiliated with the Company or current management, was appointed to the Board of Directors as an outside director.

4.       ASSET FORFEITURES, DISPOSITIONS AND TERMINATIONS OF CONTRACT RIGHTS

         DISPOSITION OF LED SCREEN ASSETS

     On December 31, 1998, the Company disposed of six (6) giant light-emitting diode ("LED") screens by sale to Lanstar Computer Products, Inc., a Texas Corporation, located in Dallas, Texas. The giant LED screens are used to provide computer light presentation programs, adaptable for indoor or outdoor use for sporting events, advertising displays and other theatrical applications. Pursuant to the Purchase Agreement entered into between the Company and Lanstar Computer Products, Inc., the LED screens were sold to Lanstar Computer Products, Inc. in exchange for a Promissory Note payable to the Company in the amount of two million four hundred thousand dollars ($2,400,000). The promissory note is secured by an agreement utilizing the assets sold as security for the promissory note. The entire principal of the promissory note, due December 31, 1999, is in default, and, as a result, the book value of the LED screens ($1.3 million) as recorded on the balance sheet of the Company, was written down to zero in the quarter ended June 30, 2000. No determination has been made as to the collectability of the promissory note or the potential recovery of the LED Screens from Lanstar Computer Products, Inc.

         AGREEMENT FOR DISPOSITION OF LICENSES

     As previously reported on Form 8-K filed April 30, 1999, on April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc. ("Buyer"), a Nevada Corporation unaffiliated with the Company. The purpose of the Asset Acquisition Agreement is to facilitate the sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz Licenses. The sale is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the Licenses to the Buyer. As of October 6, 2000, the FCC has tentatively approved the transfer and final legal documents have been presented to the FCC for acceptance. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the Licenses. AWN will retain a seven and one half percent operating interest in the operational segment represented by the Licenses and operations sold to CMSR Systems, Inc. by AWN. The agreement also includes a lease of SMR related equipment owned by AWN to CMSR Systems, Inc. The 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz Licenses to be sold to CMSR Systems, Inc. were originally purchased by American Wireless Network, Inc. on July 6, 1998 as a part of the acquisition of divisional segment assets from Centennial Communications Corp. which was reported in Item 2 of Form 8-K's dated December 26, 1997, and September 3, 1998, and Items 2 and 7 of the Form 8-K-A and Exhibits thereto dated February 9, 1999. Effective June 1, 1999 all hands on operations previously conducted by AWN with respect to the 900 MHz Licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. The transfer of the Licenses has been tentatively approved by the FCC, and documents requesting final approval of the transfer of the 900 MHz Licenses and assumption of the debt to the FCC related to the Licenses are pending at the FCC.

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

     During the fiscal year ended June 30, 2000 and through the present, the Company has continued as a developmental stage entity focused on seeking and evaluating potential merger and acquisition candidates. Activities have been concentrated on revising the Company's strategic business plan, financing efforts, negotiations to acquire other entities and operations, maintaining management, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company is exploring potential acquisition and/or merger transactions with amenable business opportunities in telecommunications, information industries, the computer industry or other compatible business operations.

Current Status and Operations

     On April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc., ("Buyer"), an unaffiliated Nevada corporation. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz Licenses. The sale and an associated lease of SMR related equipment owned by AWN is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the Licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the Licenses. AWN will retain a seven and one half percent operating interest in the operational segment represented by the Licenses and operations sold to CMSR Systems, Inc. by AWN. The agreement also includes a lease of SMR related equipment owned by AWN to CMSR Systems, Inc. Effective June 1, 1999, all operations previously conducted by AWN with respect to the 900 MHz Licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. The transfer of the Licenses has been tentatively approved by the FCC, and documents requesting final approval of the transfer of the 900 MHz Licenses and assumption of the debt to the FCC related to the Licenses are pending at the FCC. At present AWN acts as the supervisor of SMR operations conducted by CMSR Systems, Inc. under the provisions of the management contract.

The Specialized Mobile Radio Industry

     SMR,  considered  "private  carriage,"  was  designed to serve the business community.  With  the  birth  of  SMR,  the  government  saw an  opportunity  to deregulate the business communications industry by creating a viable new marketplace and, at the same time, decrease the cost of providing fleet dispatch service to small businesses. In contrast, cellular, considered "common carriage" by the FCC, was designed to be a mobile outgrowth of the public telephone system. Typical SMR users are businesses in need of communication with large or small groups of employees on the road, especially those in fleet sales and service operations. Categories of users include transportation, real estate, construction, security services, plumbing and electrical contractors, delivery services, taxi and limousine services, government agencies (such as public safety, hospitals, general government agency field operations), mining operations and messenger services.

     The establishment of "private carrier" systems allows a third-party entrepreneur to make a profit from a mobile communications system. Services are provided by SMR systems to a number of different commercial entities, or "end users," which use the system for their communications needs. Because users do not have to invest in the base station, SMR service is available to individuals and small businesses. Services include, but are not limited to, dispatch, private voice and data networks, and paging and telephone interconnect. Essentially, an SMR is an individual or company's internal mobile communication network. Unlike cellular, SMR does not adhere to one equipment standard or protocol. Currently, two major equipment manufacturers, Motorola and E.F. Johnson, dominate the industry, each with its own protocol. Sophisticated switching necessary to facilitate wide-area SMR systems allows dissimilar systems to communicate with each other through the use of digital technology, allowing individual SMR operators the potential to build wide-area networks through roaming agreements.

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

     Other Federal regulations. The Company is generally subject to the jurisdiction of various federal agencies and instrumentalities in addition to the FCC and the FAA including, but not limited to, the United States Environmental Protection Agency, the United States Department of Labor, the United States Occupational Safety and Health Administration, the United States Equal Employment Opportunity Commission, the United States Securities and Exchange Commission and others. While the Company believes that it is operating in conformity with all material applicable rules and regulations, policies, rule changes, and other actions of these agencies, future action by these agencies could adversely affect the operations and financial standing of the Company.

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

(d)      Employees and Consultants:

     As of the date of this filing, the Company and its wholly owned subsidiary AWN employ a total of two (2) persons on a full time basis: James Krejci, President and Chief Executive Officer of the Company, and Gordon Dihle, the Secretary/Treasurer of the Company. Mike Bunch, the Company's Controller, is utilized by the Company on a part time, as needed basis. The Company periodically retains outside consultants such as attorneys, accountants, engineers, technicians and industry consultants to perform certain corporate administrative tasks and SMR related maintenance.

(e)      Wireless Industry:

     The wireless communications industry, which includes services such as cellular, SMR, paging, and others, is one of the fastest growing industries in the world. The Company's SMR systems (as operated by CMSR Systems, Inc.) currently offer mobile communications services consisting of basic two-way dispatch. Analog SMR network systems are capable of providing voice and data services on a single system. Pricing for SMR service is normally based on a flat monthly fee for unlimited unit-to-unit communications. Existing cellular and SMR operators in the Company's operating territories have been in operation for a number of years, and have significant customer bases. In addition to their entrenched market position, these operators have available significantly greater financial and other resources than those available to the Company. Larger SMR companies are currently converting to all digital formats, which require current subscribers to purchase digital radio equipment or find another analog system provider. The competition for new SMR subscribers within the Company's operating territories may also include Nextel Communications and/or other independent SMR regional operators. Nextel Communication is the largest wireless SMR operator in the nation. The Company also faces possible competition for digital mobile service from other radio operators for channels that may be allocated by the FCC in the future and operators of new wireless communications technologies such as personal communications systems ("PCS").

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

     Limited Revenues; Limited Relevant Operating History; Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit. Since its inception, the Company has been engaged primarily in the acquisition of FCC Licenses and the construction of facilities to begin commercial operation of such licenses and, therefore, has had very limited revenues from sales of its services. Management has not included revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the wireless communications industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of services in new markets. The Company has incurred operating losses in each quarter since inception and on June 30, 2000, the Company had an accumulated deficit of approximately $15,475,600. Since such date, losses have increased and are continuing through the date of this report. Accordingly, it is anticipated that the Company will continue to incur significant losses. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

     Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its plan to acquire an operating entity or effect a business combination and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then existing shareholders. The Company's independent public accountants have included an explanatory paragraph in their reports on the Company's financial statements for the years ended June 30, 2000 and 1999, which express substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

     Management of Growth and Attraction and Retention of Key Personnel. Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute any future business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse affect on the Company's business, financial condition or results of operations. The Company's future success depends in large part on the continued service of its key management personnel. The Company believes that its future success also depends on its ability to attract and retain skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse affect on the financial condition and results of operations of the Company.

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

     OTC Bulletin Board Listing Requirements. Under the new rules for continued listing on the Bulletin Board, OTC traded firms are required to become and remain fully reporting under Section 12 of the 1934 Securities and Exchange Act. Although the Company intends to complete all future required filings on a timely basis, there can be no assurance that its $.001 par value Common Stock (YRLS) will not be de-listed from the Bulletin Board. If de-listed, the market will almost certainly reflect a depressive effect on the price of the Company's Common Stock.

     Penny Stock Regulations and Requirements for Low Priced Stock. The Commission adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's Common Stock as currently traded on the OTC Bulletin Board, the Company's stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchasers written consent to the transaction prior to sale. Consequently, the Rule may have a negative affect on the ability of shareholders to sell common shares of the Company in the secondary market.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Office:

     AWN leases approximately 2000 square feet of executive office space at 9350 East Arapahoe Road, Suite 340, Englewood, Colorado. The office lease extends to December 31, 2000. All corporate, administrative, accounting and operational functions are carried out from the corporate headquarters. The Company shares offices with AWN. As a result of employee and operational reductions, this lease space is only twenty five percent utilized for Company purposes and is more than adequate for the Company's current needs. The Company has subleased approximately 75% of its office space in order to offset overhead.

ITEM 3.  LEGAL PROCEEDINGS

     On September 14, 1998, the Company was served with a Complaint filed in Superior Court of California, County of San Diego, Case No. 723581 entitled John Brent, et al vs. ComTec International, Inc., a New Mexico corporation, et al, Defendants. The Complaint by seven named Plaintiffs alleged securities fraud, improper sale of unregistered securities, and stock manipulation against the Company and five individual defendants who were former officers and/or directors of the Company, none of whom are currently associated with the Company. With respect to the Company, this suit was terminated by a Court approved settlement in

July 2000 with the issuance of a total of 300,000 shares of restricted $.001 par value Common Stock in the Company to the seven plaintiffs.

Litigation with Former Officer and Director

     On February 1, 1999, Donald Mack, the former CEO, President and director of ComTec International, Inc., filed a complaint in the District Court, City and County of Denver, State of Colorado, Civil Action Number 99CV634, Courtroom 6, against the Company as well as two individual defendants, a current officer and a shareholder of ComTec. On March 24, 1999, ComTec filed its Answer and extensive Counterclaims against Donald Mack ("Mack"). Mack alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired in May of
1998). Mack further alleges that although he resigned as an officer in June 1998, he was wrongfully induced to resign. Mack alleges that he is due salary, car allowance, health plan payments, life insurance payments, stock bonuses and other items from June 30, 1998 through June 30, 2002. ComTec's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to Mack. ComTec's answer further states as affirmative defenses that Mack's claims are barred by the doctrine of estoppel and unclean hands; that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality; that Mack's claims are barred by failure of consideration, fraud and illegality, waiver, and failure to mitigate; that Mack's alleged claims are more than setoff by the counterclaims of ComTec against Mack; and that Mack's alleged damages, if any, are the result of Mack's own actions. ComTec believes it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by Mack. The Company filed a number of counterclaims against Mack. Among the counterclaim allegations of ComTec against Mack are allegations that an agreement entered into in May of 1995, whereby Mack gained control of ComTec through an agreement for ComTec to purchase the assets of a corporation controlled by Mack, KeyStone Holding Corporation, was entered into with intent to defraud ComTec and its shareholders. Among other allegations, ComTec alleges that misrepresentations and omissions of material fact were made by Mack prior to the Keystone transaction, that Mack used ComTec as an instrumentality for his own personal benefit and affairs, that Mack acted to conceal material facts regarding Mack's ultra vires and unauthorized acts in the name of ComTec. ComTec further alleges that Mack took unauthorized and unearned bonuses in stock of ComTec and cash, that the execution of the employment addendum through which Mack is alleging amounts are now due him from ComTec was accompanied by circumstances of fraud and collusion, and that Mack made unauthorized use of ComTec's funds and property. ComTec's claims against Mack include: intentional misrepresentation/fraudulent inducement regarding the Keystone transaction; fraudulent concealment/constructive fraud; breach of warranty; breach of fiduciary duty; conversion; fraudulent conveyance; civil theft pursuant to C.R.S. Sections 18-4-401 and 18-4-405 and securities fraud pursuant to C.R.S.
Section 11-51-501. ComTec seeks monetary damages and constructive trust as well as Declaratory Judgment pursuant to C.R.C.P. 57. In October of 1999, the Plaintiff, Mack, filed for bankruptcy protection. Various motions are now pending with respect to the Mack bankruptcy matter as it relates to the Company's claims against Mack as well as issues related to the status and jurisdiction of Mack's allegations against the Company. In September 2000, the state court action was remanded back to state court with the Company's claims against Mack intact. ComTec believes it has meritorious claims and will resolutely pursue its claims against Mack.

     On February 14, 2000, the Company was served with a Complaint filed in Superior Court of California, County of Los Angeles, Central Division, Case No. BC 224058 entitled A-1 Business Products, Inc. vs. ComTec International, Inc. The complaint alleges damages of approximately $200,000 with respect to alleged financing arrangements. In September, 2000, the Plaintiff amended its complaint to include as defendants two employees of the Company as well as to add allegations of fraud to its compliant. The Company believes that it has meritorious defenses and will vigorously defend against the allegations of the Complaint. The Company has not yet filed its answer to the complaint but has filed an initial motion to dismiss for lack of personal jurisdiction which has yet to be ruled upon. Due to the preliminary nature of the proceedings, further information is not available.

     Except for the foregoing, no non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On June 21, 2000, the annual meeting of the Company was held at the offices of the Company. Pursuant to a vote of the shareholders at the Annual Meeting of Shareholders, the shareholders of the Company voted to amend the Articles of Incorporation to increase the number of authorized shares of $.001 par value Common Stock from 100,000,000 to 200,000,000. The number of shares eligible to vote was 44,876,191, the number of shares voted for the amendment was 37,916,945, the number of shares voted against the amendment was 394,517 and the number of shares abstaining was 2,906. With respect to election of the members of the board of directors the following results were tabulated:

         Elect James J. Krejci to the Board of Directors

                Votes for: 38,312,468        Votes against:  0     Abstain: 2100

         Elect Gordon D. Dihle  to the Board of Directors

                Votes for: 38,312,468        Votes against:  0     Abstain: 2100

         Elect Marc Maassen  to the Board of Directors

                Votes for: 38,312,468        Votes against:  0     Abstain: 2100

     As a result of the Annual Meeting of Shareholders held June 21, 2000, James
J. Krejci, Marc Maassen and Gordon D. Dihle were elected to the Corporation's Board of Directors until the next annual meeting of the Shareholders and the Articles of Incorporation of the Corporation were amended to increase the authorized $.001 par value Common Stock to 200,000,000 shares by the necessary majority of all classes of shares of the Corporation eligible to vote.

     The results of the annual shareholder meeting were previously reported in the Form 8-K filed August 30, 2000.

     No matters have been submitted to the shareholders since the June 21, 2000 meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information.

     The principal market of the Company's $.001 par value Common Stock, its only trading class of equity securities, is the NASD Electronic Bulletin Board over-the-counter market. The Company's Common Stock currently trades under the symbol YRLS. The Company has approximately 600 shareholders of record. The Company's transfer agent is General Securities Transfer Agency, Inc., 3614 Calle Del Sole NE, Albuquerque, New Mexico 87110.

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

     The following table indicates the quarterly high and low bid market price ranges of the Company's Common Stock in the over-the-counter market on the Electronic Bulletin Board for the fiscal years ended June 30, 1999 and June 30, 2000, as reported by the Nasdaq-Amex Market Group, an NASD company. The information supplied represents quotations between dealers that does not include retail markups, markdowns or commissions, actual transactions and any adjustments for stock dividends.

     The following chart is made considering the effect of the one-for-five reverse stock split effective January 31, 1998 and rounded to nearest full penny for presentation purposes only.

                                                                  BID      BID
                                                                 HIGH($)  LOW($)
                                                                 -------  ------
Fiscal 2000:
    First Quarter: July 1, 1999 through September 30, 1999       $0.08    $0.04
    Second Quarter: October 1, 1999 through December 31, 1999    $0.14    $0.06
    Third Quarter: January 1, 2000 through March 31, 2000        $0.66    $0.08
    Fourth Quarter: April 1, 2000 through June 30, 2000          $0.18    $0.07

                                                                  BID      BID
                                                                 HIGH($)  LOW($)
                                                                 -------  ------
Fiscal 1999:
    First Quarter: July 1, 1998 through September 30, 1998       $0.10     $0.05
    Second Quarter: October 1, 1998 through Dec. 31, 1998        $0.06     $0.02
    Third Quarter: January 1, 1999 through March 31, 1999        $0.05     $0.02
    Fourth Quarter: April 1, 1999 through June 30, 1999          $0.07     $0.03

(b)      Holders:

     As of March 10, 2000, the approximate number of holders of record of shares of the Company's Common Stock, $.001 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

                 Title of Class           Number of Record Holders
                 --------------           ------------------------

            Common Stock, $.001 par                 600

(c)      Dividends:

     The Company has paid no dividends during fiscal years ended June 30, 2000, June 30, 1999 or to the present date. Other than the requirements of the New Mexico Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

     The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

Unregistered Shares Issued

     The following shares of the Company's $.001 par value Common Stock were issued without registration to the named entities during the fiscal year ended June 30, 2000, which the Company believed to be exempt from registration requirement as a nonpublic offering.

    Date          Number of Shares         Issued to        Consideration
    ----          ----------------         ---------        -------------

   3/21/00             36,000            Marc Maassen       Services

Unregistered  Shares  Issued  Pursuant  to  Regulation  S During  the Year Ended
6/30/00:

 Date    Number of Shares        Issued to               Consideration
 ----    ----------------        ---------               -------------

6/21/00     3,000,000     Cayman Offshore
                               International, Inc. debt conversion -  $300,000
6/21/00     1,022,500     Cayman Offshore
                               International, Inc. accrued interest - $102,250
6/21/00     2,500,000     Overseas Foreign
                               Holdings, Inc.      debt conversion -  $250,000
6/21/00       935,000     Overseas Foreign
                               Holdings, Inc.      accrued interest - $ 93,500
6/21/00     6,000,000     Queens Cross Group, Inc. debt conversion -  $600,000
6/21/00     1,230,000     Queens Cross Group, Inc. accrued interest - $123,000
6/21/00     4,000,000     Merrivale, Ltd.          debt conversion -  $400,000
6/21/00       940,000     Merrivale, Ltd.          accrued interest - $ 94,000
6/21/00     1,500,000     P.I. Pfeiger &Co. Ltd.   debt conversion -  $150,000
6/21/00       318,000     P.I. Pfeiger &Co. Ltd.   accrued interest - $ 31,800

     As reported on Form 8-K filed August 30, 2000, the above listed shares of the Company's $.001 par value Common Stock were issued to entities not residents of the United States of America pursuant to Regulation S. All of the total 21,445,500 shares of $.001 par value Common Stock were issued to entities organized outside of the United States of America and entities that are not residents of the United States of America.

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

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 2000, and June 30, 1999, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

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

(a)      Plan of Operation:

     From May 10, 1995 until April of 1999, the Company's strategic business plan was, aside from terminated venture in the LED screens and the divested TTI prepaid phone card investment, been concentrated on wireless telecommunications. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMRS Systems, Inc. (an unaffiliated Nevada Corporation) on April 15, 1999, and reported on Form 8-K filed April 30, 1999, the day-to-day SMR operations of AWN have been undertaken by CMSR Systems, Inc. under a management contract wherein AWN supervises management of the systems pursuant to FCC rules but actual day-to-day operations are now conducted by CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, the computer industry or other compatible business enterprises.

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

Current Status and Operations:

     On December 5, 1997, AWN entered the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. On April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc. ("Buyer"), a Nevada corporation, wherein those assets are to be sold to CMRS Systems, Inc. The initial phase of the Asset Acquisition Agreement (as amended) became effective June 1, 1999. The purpose of the Asset Acquisition Agreement is to facilitate the future sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz Licenses. The agreement also includes the lease of SMR related equipment owned by AWN to CMSR Systems, Inc. The sale is subject to certain conditions and events, including final and unappealable regulatory approvals relating to the transfer of the Licenses to the Buyer. In consideration for the sale, the Buyer is to assume approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the Licenses. AWN will retain a seven and one half percent operating interest in the operational segment represented by the Licenses and operations sold to CMSR Systems, Inc. by AWN. The 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz Licenses to be sold to CMSR Systems, Inc. were purchased by American Wireless Network, Inc. on July 6, 1998 as a part of the acquisition of divisional segment assets from Centennial Communications Corp. As a part of the Asset Acquisition Agreement (as amended), the Company will assign its tower site licenses and lease to CMSR Systems, Inc., certain SMR related transmission equipment for a five (5) year term at the initial base rate of $33,750 per quarter for the first year of payments, $42,000 per quarter for the second year of payments, $52,000 per quarter for the third year of payments, and $57,250 per quarter for the fourth year of payments; provided, however, that such Equipment Lease payments shall begin one year from the Effective Date of June 1, 1999. The Lessee shall have the option to extend the Lease for 1 year terms (up to a total of a 3 year extension after the termination of the original 5 year term); provided, however, that the monthly rate will be based upon the fair market value ("FMV") of Equipment on the date of any extension as agreed upon by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. Lessee shall have the option, within 30 days of the end of any term, to purchase the Equipment at the then FMV as determined by the parties, provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. In the event of the bankruptcy of the Company, Lessee shall have the right to purchase the Equipment at its then FMV. Management believes this agreement will relieve the Company of the now existing negative cash flow burdens of debt service, operating deficits and extensive maintenance costs related to the SMR systems. Effective June 1, 1999, all operations previously conducted by AWN with respect to the 900 MHz Licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. The transfer of the Licenses has been tentatively approved by the FCC, and documents requesting final approval of the transfer of the 900 MHz Licenses and assumption of the debt to the FCC related to the licenses are pending at the FCC.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company reported a net loss of $2,223,500 for the year ended June 30, 2000, and a net loss of $1,526,800 for the year ended June 30, 1999, and has reported net losses of $15,455,200 from inception (March 15, 1994) to June 30, 2000. As reported on the consolidated statements of cash flows, the Company incurred deficient cash flows from operating activities of $54,700 and $1,046,000 for the years ended June 30, 2000 and 1999, respectively, and has reported deficient cash flows from operating activities of $4,535,300 from inception (March 15, 1994) to June 30, 2000. To date, these losses and cash flow deficiencies have been financed principally through the sale of Common Stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of Common Stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past year had material adverse effects on the Company. The Company has a significant investment in license rights, the recoverability of which is dependent upon the success of future events.

     On June 21, 2000, the Company entered into an agreement to convert $1,700,000 of outstanding loans and $444,550 of accrued interest to 21,445,500 shares of $.001 par value Common Stock of the Company. This agreement eliminated the majority of the Company's debt obligations.

     Management is endeavoring to develop a strategic plan to raise private financing, develop a management team, maintain reporting compliance and explore potential acquisition and/or merger transactions with existing business opportunities in telecommunications, information industries, the computer industry or other cash positive business operations. The Company entered into an agreement to sell its FCC licenses to eliminate negative cash flow from SMR operations, to satisfy debt requirements and, in a plan anticipated to generate cash flows, has entered into an agreement to lease its SMR equipment.

     The Company has various proposals for private debt funding pending. There is no obligation by any entity to provide financing to the Company.

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

     From October 1, 2000 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is $600,000. This amount is composed of $600,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from the current operations. There can be no assurances that the Company will be able to successfully obtain the additional financings or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

     The Company has limited capitalization and is dependent on the proceeds of private or exempt offerings to continue as a going concern and implementing a business plan. All during fiscal 2000 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire SMR or other productive assets and initiate revenue producing operations. Any activity in the wireless industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources. The Company is currently in discussions with one or more entities for private debt and equity financing package(s).

(c)      Results of Operations:

         Fiscal Year Ended June 30, 2000:

     For the fiscal year ended June 30, 2000, the Company recorded a net loss before other income and expense of $173,400 and a net loss of $2,223,500 with a net loss per common share of $0.05. Management has not included SMR operating revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. The fiscal year ended June 30, 2000 was a year of reorganization, evaluation and elimination of non-performing assets and non productive activities remaining from the prior management. Interest expense of $287,100, interest of $256,000, write-offs from telephone services discontinued in December, 1997 of $479,800, and a write-down of $1,314,300 of LED equipments were recorded during the fiscal year ended June 30, 2000, make up the bulk of the total net loss of $2,223,500.

         Fiscal Year Ended June 30, 1999:

     For the fiscal year ended June 30, 1999, the Company recorded a net loss before other income and expense of $54,700 and a net loss of $1,526,800 with a net loss per common share of $0.04. The Company had ancillary income of $124,200 from dividends, interest and other sources. Management has not included SMR operating revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. Interest expense of $287,100, loan origination fees of $582,700 and losses from telephone services discontinued in December, 1997 of $776,500 were recorded, making up the bulk of the total net loss of $1,526,800.

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

     The Company adopted SFAS No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for Earnings Per Share. SFAS No. 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period. There is no change in loss per share because diluted EPS is anti-dilutive.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement was effective beginning in the year 2000. The adoption of this statement will not have an impact on its consolidated financial statements.

     In April 1998, the AICPA finalized SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs incurred for start-up activities be expensed as incurred. This SOP, which was effective in the first quarter of 1999, did not have a material impact on the consolidated financial statements.

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

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of the date hereof, all the Company's long and short term debt bears fixed interest rates; however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Item 310 of Regulation S-B, for the years ending June 30, 1999 and June 30, l999, which have been audited and reported upon by Grabau & Company, PC, Certified Public Accountants, are annexed as a separate section to this Report, designated pages F-1 through F-40.

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

     On September 3, 1999, the Company retained Grabau and Company, P.C. of Denver, Colorado as its independent Certified Public Accountants. During the Company's two most recent fiscal years, and the interim periods since completion of its last fiscal year, the Company had not consulted Grabau and Company, P.C. with respect to the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event. The Company duly reported this change in accountants to the Securities and Exchange Commission in its Form 8-K current report dated September 29, 1999.

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

     The following table sets forth: (1) names and ages of all persons who presently are directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

             Director Name/Title          From                To
             -------------------          ----                --

     James J. Krejci, 58              August, 1998        Next Annual
     Director, President & CEO                            Meeting

     Gordon D. Dihle, 45              October, 1997       May 8, 1998
     Director, Secretary & Treasurer  August, 1998        Next Annual
                                                          Meeting

    Marc Maassen, 50                  October, 1998       Next Annual
    Outside Director                                      Meeting

     There is no understanding or arrangement between any directors or any person or persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

     Each director is serving a term of office, which shall continue until the next annual meeting of Shareholders and until his successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

(b)      Business Experience:

     The following is a brief account of the experience, during the past five years, of each director and executive officers of the Company:

     James J. Krejci: Chief Operations Officer of the Company and President and CEO of AWN (February, 1998). Chairman of the Board of Directors, CEO and President of the Company (September, 1998).

     For the five years preceding, Mr. Krejci was employed as follows:

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

               May 1985 through May 1994: President and/or officer of various subsidiaries of Jones International, Inc., including Jones Intercable, Inc., a 1934 Act Reporting Company. These firms were involved in development and distribution of cable television systems as well as activities ancillary and related to the cable television business.

     Mr. Krejci earned a B.S. in chemical engineering from the University of Wisconsin in 1964 and a MBA from the University of Wisconsin in 1970.

     Gordon D. Dihle: Secretary/Treasurer and Director of ComTec International, Inc. and AWN (October 1997 to May 1998) and Chief Financial Officer, Treasurer, Secretary and Director of ComTec International, Inc. (September
     1998).

     For the five years preceding, Mr. Dihle was employed as follows:

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

     Marc Maassen:  Outside  Director of ComTec  International,  Inc.  (October,
     1998).

     For the five years preceding, Mr. Maassen was employed as follows:

               September 2000 through present: Self employed communications and computer industry consultant.

               December 1999 through August 2000: Employed by Netbeam, Inc. a wireless phone and high-speed Internet provider as Vice President and operations manager.

               February 1998 through November 1999: Self employed communications and computer industry consultant.

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

(f)      Compliance with Section 16(a) of the Exchange Act:

     To the date of this filing and to the best of knowledge of the Company, Form 3 has been filed by its current officers and directors, Form 4 filings have not been required, and no supplemental Form 5 had been filed with the Securities Exchange Commission (SEC) by any of its current officers or directors at June 30, 2000. As of the date of this report, the SEC has not taken any additional action with regard to any failure to file reports.

     To the knowledge of the Company none of the following persons (former officers) who may have had Section 16 filing requirements during the fiscal year ended June 30, 2000 complied with Section 16: Clifford S. Perlman and Donald G. Mack.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)      General

     (1) through (7) All Compensation Covered. During the fiscal year ended June 30, 2000, the Company employed the following senior management personnel who served pursuant to employment agreements further described in Section (g) below.

(b)      Summary Compensation Table.

     No employee of the Company other than James J. Krejci, its CEO, earned in excess of $100,000 during the fiscal years ended June 30, 1999 and June 30, 2000.

                           SUMMARY COMPENSATION TABLE

                      ANNUAL COMPENSATION          LONG TERM COMPENSATION
                  ----------------------------   ---------------------------

Name and Position Year   Salary   Bonus  Other    SAR  Options   LTIP   Other
----------------------   ------   -----  -----    ---  -------   ----   -----

James J. Krejci   1999  $117,000  None   None    None    None    None   None
CEO and President 2000  $120,000  None   None    None    None    None   None

(c)      Option/SAR Grant Table.

     During the fiscal years ended June 30, 2000 and 1999, no effective grants of stock options or freestanding SAR's were made by the Company.

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

     The Plan will be administered by the Compensation Committee of the Board of Directors (the "Committee"). Transactions under the Plan are intended to comply with all applicable conditions of Rule16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In addition to determining who will be granted Options, the Committee has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Committee may determine which Options may be intended to qualify ("Incentive Stock Option") for special treatment under the Internal Revenue Code of 1986, as amended from time to time (the "Code"), or Non-Qualified Options ("Non-Qualified Stock Options") which are not intended to so qualify.

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

     No options were formally issued from the 1997 Stock Option Plan during the fiscal year ended June 30, 2000. As a disinterested director, Marc Maassen became entitled to receive automatic option grants to purchase 14,000 shares of the Company's Common Stock upon his initial appointment as a director on September 30, 1998, and an option for an additional 14,000 shares on each anniversary of his term as a director, September 30, 1999 and September 30, 2000.

(d)      Aggregate  Option/SAR  Exercises  and  Fiscal Year-End Option/SAR Value
Table.

     No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the fiscal year ended June 30, 2000, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 980,000 shares of the Company's Common Stock, $.001 par value per share are reserved for issuance pursuant to the Company's 1997 stock option plan as adopted by the Company's Board of Directors on February 12, 1997, and approved by the shareholders on March 28, 1997.

(e)      Compensation of Directors.

     (1) and (2). During the fiscal year ended June 30, 2000, Marc Maassen received 36,000 shares of the Company's $.001 par value Common Stock valued at approximately $3,456 for services as an outside director. No other director of the Company received any compensation in his capacity as director.

(f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     A former officer, Donald G. Mack, was acting as President and CEO of the Company under a three year contract ending in May, 1998. Mr. Mack resigned as President and CEO of the Company and as an officer and director of each of the Company's subsidiaries on June 23, 1998. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract and an alleged addendum thereto. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Prior to a special meeting of shareholders held August 26, 1998, one of the purposes of which meeting was to remove Mr. Mack as a director, by a letter dated August 21, 1998, Donald G. Mack tendered his resignation as a Director of the Company and as an officer and director of any of its subsidiaries. Previously, on June 23, 1998, Mr. Mack had tendered his resignation as an officer of the Company and as an officer and director of any of its subsidiaries. Mr. Mack's resignation letter stated that his resignation was not a waiver of any rights or claims to any compensation, stock, options, bonuses or accrued amounts of cash, loans or guarantees made on behalf of the Company under the terms and conditions of his employment contract. Mr. Mack's resignation letter did not request that any disagreement be reported or disclosed in the Company's regulatory filings. Mr. Mack was officially removed as a Director of the Company by the special meeting of shareholders held August 26, 1998. Mr. Mack has subsequently filed litigation against the Company related to alleged compensation entitlements and the Company has filed extensive counterclaims against Mr. Mack. SEE ITEM 3. LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR

     On February 16, 1998, the Company entered into a letter agreement with James Krejci, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through Common Stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in three equal annual increments to equal a total of 10% of the Company's outstanding common shares over a three year period. The strike price of all of the potential options, as modified (repriced) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's Common Stock on September 2nd, 1998 (closing bid price $.07), Mr. Krejci's actual appointment date as President and CEO of the Company. On May 6, 1999, as additional employee incentive, the non-interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's $.001 par value Common Stock at a strike price of $.05 per share, based upon a calculation of 111% of the $.045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non-interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase 1,300,000 shares of the Company's $.001 par value Common Stock at a strike price of $.111 per share, based upon a calculation of 111% of the $.10 closing bid price of the stock on March 21, 2000. No options have actually been issued pursuant to agreements with Mr. Krejci.

     Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding Common Stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock options vesting in annual increments of 2.5% to equal a total of 7.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's Common Stock on September 2, 1998 (closing bid price $.07), Mr. Dihle's date of appointment as Chief Financial Officer of the Company. On May 6, 1999, as additional employee incentive, the non-interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 1999, to purchase 1,000,000 shares of the Company's $.001 par value Common Stock at a strike price of $.05 per share, based upon a calculation of 111% of the $.045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non-interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 2000, to purchase 1,000,000 shares of the Company's $.001 par value Common Stock at a strike price of $.111 per share, based upon a calculation of 111% of the $.10 closing bid price of the stock on March 21, 2000. No options have actually been issued pursuant to agreements with Mr. Dihle.

Report on Repricing of Options/SAR's.

     No stock options or freestanding SAR's were issued or outstanding. Accordingly, during the fiscal year ended June 30, 2000, no stock options or freestanding SAR's were repriced.

     With respect to the informal letter agreement between Mr. Krejci, the Company's CEO, and the Company, in reference to the spirit of the agreement, the strike price of the potential options available to be earned by Mr. Krejci, was modified (repriced) by Board of Director action on October 7, 1998, to $.056 per share, representing 80% of the bid price of the Company's Common Stock on September 2, 1998 (closing bid price $.07), Mr. Krejci's actual appointment date as President and CEO of the Company. No options have actually been issued pursuant to agreements with Mr. Krejci.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners:

     The information is furnished as of October 6, 2000 as to the number of shares of the Company's Common Stock, $.001 par value per share owned by persons or entities beneficially, or persons or entities known by the Company to own beneficially more than 5% of any class of such security, who are not also an Officer or Director of the Company:

     At June 30, 2000, the Company had outstanding 68,078,791 $.001 par value Common Stock, the only class of voting securities outstanding. Each common share entitles the holder to one vote in any matter submitted to shareholders for approval. The common shares vote as a single class. Name and Address Amount and Nature Percentage of Beneficial Owner of Beneficial Ownership of Total Class
------------------- ----------------------- --------------

    Lewis D. Rowe                              3,807,558  (1)          5.6%
    PO Box 1561GT
    Zephyr House, Mary Street
    Grand Cayman, British West Indies

    Cayman Offshore International, Inc.        4,022,500              5.9%
    PO Box 1561GT
    Zephyr House, Mary Street
    Grand Cayman, British West Indies

    Overseas Foreign Holdings, Inc.            3,435,000              5.0%
    PO Box 1561GT
    Zephyr House, Mary Street
    Grand Cayman, British West Indies

    Queens Cross Group, Inc.                   7,230,000             10.6%
    PO Box 1561GT
    Zephyr House, Mary Street
    Grand Cayman, British West Indies

    Merrivale, Ltd.                            4,940,000              7.3%
    PO Box 1561GT
    Zephyr House, Mary Street
    Grand Cayman, British West Indies
------------------
(1) Includes 1,600,000 warrants to purchase $.001 par value Common Stock at a price of $2.90 per share expiring in March 2001. The shares and warrants were issued in payment of fees to Mr. Rowe between June 30, 1997 and March 23, 1998, with respect to certain funding received by the Company from various entities not residents of the U.S.A., as reported on the Company's Form 8-K filed April 7, 1998.

(b)      Security Ownership of Management:

     The information is furnished as of June 20, 2000, as to the number of shares of the Company's Common stock, $.001 par value per share owned by each executive officer and director of the Company and by all executive officers and directors as a group:

         Name and Address of             Amount and Nature      Percentage of
           Security Owner              of Security Ownership     Total Class
           --------------              ---------------------     -----------

      Gordon D. Dihle                       218,676  (1)             .3%
      10333 Behrens Mile Road
      Byers, Colorado  80103

      James Krejci                          274,286  (2)             .4%
      1133 Race Street
      Denver, Colorado  80206

      Marc Maassen                          114,000  (3)             .2%
      240 Hopi Place
      Boulder, Colorado  80303

      Total officers and directors,         606,962                  .9%
      as a group (3 persons)
----------------------
(1) Includes 14,070 shares owned by a professional corporation owned by Mr. Dihle. Does not include stock options potentially equal to up to 7.5% of the Company's common shares which Mr. Dihle has the potential to earn pursuant to an employment agreement over a three year period ending January 1, 2002. Does not include non-formalized options to purchase 2,000,000 shares of the Company's common shares effective after July 1, 2000.

(2) Does not include stock options potentially equal to up to 10% of the Company's common shares which Mr. Krejci has the potential to earn pursuant to an employee agreement over a three year period ending February 16, 2001. Does not include non-formalized options to purchase 2,600,000 shares of the Company's common shares effective after July 1, 2000.

(3) Includes automatic stock options to purchase 42,000 shares of Common Stock which accrued to Mr. Maassen as an outside director under the Company's 1997 incentive stock option plan.

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

Certain Transactions

     In April 1997, a former officer of the Company, Donald G. Mack, while an officer/director/shareholder of the Company, collateralized the purchase of an automobile in a limited liability company, which is affiliated with Donald G. Mack. A certificate of deposit of the Company in the amount of $78,600 was held by a financial institution as collateral to the automobile purchased by the related party. The collateral was reduced by approximately $10,000 during the subsequent period. The certificate of deposit is restricted and is included in cash and equivalents. The Company subsequently obtained release of the collateralized certificate of deposit from the financial institution in December 1998. The Company has filed extensive claims against Mr. Mack. SEE ITEM 3. LEGAL PROCEEDINGS - LITIGATION WITH FORMER OFFICER AND DIRECTOR.

     On February 16, 1998, the Company entered into a letter agreement (as modified) with James Krejci, which remains to be formalized, by which James Krejci initially became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding Common Stock of the Company over a three year period. SEE ITEM 10 - EXECUTIVE COMPENSATION - (f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

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

     Except for the foregoing and during the fiscal year ended June 30, 2000, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Company or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the Company's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents or subsidiaries was or is a party.

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

3.2      By-laws.   White   Acquisition   Group   Incorporated   Bylaws  (former
         name of the Company). Incorporated by reference to Form 10-KSB for June 30, 1999. Original bylaws incorporated by reference to Exhibit
         3.2 to the Company's Form S-1 Registration Statement No. 82-88530 dated December 20, 1983.

3.3 Increase in Authorized Shares; Shareholders Authorization for Recapitalization and Convertible Debt Funding. Incorporated by Reference to Form 8-K dated May 12, 1997 and Form 8-K dated December 29, 1997.

3.3 Increase in Authorized Shares: Shareholder Authorization for Increase in Authorized Shares, Incorporated by reference to Form 8-K dated August 30, 2000.

4.0      Certificate of Designation of Series A Preferred Shares. (1)

4.1      Certificate of Designation of Series B Preferred Shares. (1)

4.2      Certificate of Designation of Series C Preferred Shares. (1)

10.01    Form of Employment Agreement between the Company and its officers. (1)

10.02 Letter Agreement between the Company and James Krejci dated February 12, 1998. Incorporated by reference to exhibit filed with the Company's Form 10-KSB for June 30, 1997.

10.03 Minutes of Board of Directors Meeting dated January 15, 1999 relating to modification of Krejci Letter Agreement. (2)

10.04 Letter Agreement between the Company and Gordon Dihle dated January 4, 1999. (2)

10.05 Acquisition of operating assets from Centennial Communications Corp. Incorporated by reference to Form 8-Ks dated December 29, 1997 and September 3, 1998 and exhibits filed with Form 8-K/A dated February 6, 1999.

10.06 Purchase Agreement - LED Screen Disposition. Incorporated by reference to exhibits filed with Form 8-K dated January 14, 1999.

10.07 Asset Acquisition Agreement - License Disposition. Incorporated by reference to exhibits filed with Form 8-K dated April 29, 1999.

10.08    Amendment Number 1 to Asset Acquisition Agreement

10.09 Issuance of shares to persons and entities not residents of the U.S.A. pursuant to Regulation S. Incorporated by reference to Forms 8-K dated April 7, 1998, September 3, 1998 and August 30, 2000.

16.1 Letters on change in certifying accountant. Incorporated by reference to Form 8-K dated September 29, 1999 and Form 8-K/A dated October 18, 1999.

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

21.2     AmNet Resources, Inc., a Colorado Corporation.

21.3     International Media Group, Ltd., a Colorado Corporation.

21.4     Custom Concepts, Inc., a Colorado Corporation.

21.5 Reference to Former Subsidiaries Incorporated by Reference to Exhibits filed with the Company's Form 10-KSB for Fiscal Year Ended June 30, 1995.

27       Financial Data Schedule

         (1) Incorporated by reference to exhibits filed with the Company's Form 10-KSB for June 30, 1995.

         (2) Incorporated by reference to exhibits filed with the Company's Form 10-KSB for June 30, 1998.

(b) The Company filed one report on Form 8-K during the quarter ended June 30, 2000, and one report on Form 8-K from June 30, 2000 to the date of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                     COMTEC INTERNATIONAL, INC.

Date:    October 16, 2000            By  s/s James J. Krejci
                                       ------------------------------------
                                       James J. Krejci, Chief Executive Officer,
                                       President and CEO

                                     By: s/s Gordon D. Dihle
                                        -----------------------------------
                                        Gordon D. Dihle, Chief Financial
                                        Officer, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each director.


Date:    October 16, 2000            By: s/s James J. Krejci
                                        -----------------------------------
                                        James J. Krejci, Chairman

                                     By: s/s Gordon D. Dihle
                                        -----------------------------------
                                        Gordon D. Dihle, Director

                                     By: s/s  Marc Maassen
                                        -----------------------------------
                                        Marc Maassen, Director

                  COMTEC INTERNATIONAL, INC., AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEPENDENT AUDITORS' REPORT

                                       AND

                        CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED JUNE 30, 2000 AND 1999 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2000

             GRABAU & COMPANY
       Certified Public Accountants
        A Professional Corporation
303 East 17th Ave., Suite 700, Denver, CO 80203
              (303) 861-0434
            FAX (303) 863-1296



                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Comtec International Inc and Subsidiaries
Englewood, CO

We have audited the accompanying consolidated balance sheets of Comtec International, Inc. and Subsidiaries (a company in the development stage) as of June 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended and the amounts for the years ended June 30, 2000 included in the cumulative period from inception (March 15, 1994) to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtec International, Inc. and for the year then ended and the amounts for the year ended June 30, 2000 and 1999 included in the cumulative period from inception (March 15, 1994)
to June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of notes to consolidated financial statements, the Company experienced net losses for the year ended June 30, 2000 of $2,223,500 and has experienced net losses from inception. Sources of cash flows have been through the sales of its common shares ($1,138,900) and from borrowings under financing activities ($6,609,600). The borrowings under financing activities may cause severe liquidity problems. No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 of notes to consolidated financial statements. To date the Company has been dependent on its major shareholder group for debt and equity financing. There is no assurance that this shareholder group will continue as a source of new funds. The Company's ability to achieve the elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. As discussed in Notes 13 and 14 of notes to consolidated financial statements, the Company is a defendent in various matters relating to stock transactions and an employment agreement. Because of the present stage of litigation, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provisions for losses and liabilities that may result therefrom have been made in the accompanying consolidated financial statements. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


s/Grabau & Company P.C.

Denver, Colorado
September 30, 2000


                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 2000 AND 1999 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2000

                                                          Years Ended
                                                            June 30,                Cumulative
                                                ------------------------------     Amounts from
                                                     2000             1999       Inception to date
                                                -------------     ------------   -----------------
Operating Expenses:
     Selling, general and administrative        $     139,900     $     54,700   $       3,418,400
     Compensation in form of common stock              33,500                -           3,688,500
     Management fees, related party                         -                -              65,000
                                                -------------     ------------   -----------------
                                                      173,400           54,700           7,171,900
                                                -------------     ------------   -----------------
Loss before other income (expenses)                   173,400           54,700           7,171,900
                                                -------------     ------------   -----------------
Other income (expenses):
     Interest and dividends                                 -          122,300             156,300
     Other                                                  -            1,900             180,200
     Interest Expense (including interest paid
         in the form of common stock, 1999
         253,500; 1998 $353,800)                     (256,000)        (287,100)         (1,415,100)
     Telephone services, less revenues               (479,800)        (776,500)         (1,832,100)
     Loss on investments, foreclosures and
         disposal of assets                                 -                -            (851,300)
     Write-down of loan origination fees                    -         (532,700)           (532,700)
     Write-down of LED equipment and
         intangibles                               (1,314,300)               -          (3,988,600)
                                                -------------     ------------   -----------------
                                                   (2,050,100)      (1,472,100)         (8,283,300)
                                                -------------     ------------   -----------------
Net Loss                                        $  (2,223,500)    $ (1,526,800)  $     (15,455,200)
                                                =============     =============  =================
Basic Weighted average common shares
     outstanding                                   47,094,211       39,697,196          20,985,248
                                                =============     =============  =================
Basic Loss per common share                     $        (.05)    $      (0.04)  $            (.74)
                                                =============     =============  =================










        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement


                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 2000 AND 1999


                                     ASSETS

                                                       2000         1999
                                                   -----------   -----------
Current Assets

   Cash and equivalents                            $     5,100   $    70,500
Accounts recievable, less allowance for doubtful
   accounts                                                  -        63,100
Investment in marketable securities                          -             -
LED equipment, held for resale                               -     1,314,300
Other current assets                                         -             -
                                                   -----------   -----------
        Total current assets                             5,100     1,447,900

Property and equipment                               1,034,100     1,249,100

License rights                                       1,390,700     1,390,700
Other assets                                             4,500        60,500
                                                   --=-------    -----------
                                                   $ 2,434,400   $ 4,148,200
                                                   ===========   ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
    Current portion of long-term debt              $    13,900   $    12,000
    Accounts payable                                    43,600        54,000
    Accrued liabilities                                327,300       846,000
    Notes Payable                                            -     1,700,000
    Convertible debenture                                    -             -
                                                   -----------   -----------
        Total current liabilities                      384,800     2,612,000
                                                   -----------   -----------
Long-term debt, less current portion                 1,409,400     1,422,000
                                                   -----------   -----------
Shareholders' Equity (deficiency):
    Series A convertible perferred stock,
      $1, stated par and liquidation value;
      1,000,000 shares authorized;
      no shares issued and outstanding                       -             -
    Series B convertible preferred stock,
      $5 stated par and liquidation value;
      1,500,000 shares authorized;
      no shares issued and outstanding                       -             -
    Series C convertible preferred stock,
      $10 stated par and liquidation value,
      1,000,000 shares authorized;
      no shares issued and outstanding                       -             -
    Common stock, $.001 par value,
      authorized 200,000,000 shares;
      issued and outstanding 68,078,791
      and 39,697,196 shares in 2000 and
      1999                                              68,100        39,700
Capital in excess of par                            16,047,700    13,326,600
Accumulated other comprehensive loss                         -             -
Deficit accumulated during the
    development stage                              (15,475,600)  (13,252,100)
                                                   -----------   -----------
                                                       640,200       114,200
                                                   -----------   -----------
                                                   $ 2,434,400   $ 4,148,200
                                                   ===========   ===========

        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement




                  COMTEC INTERNATIONAL, INC., AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED JUNE 30, 2000 AND 1999, AND FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2000

                                                                                    Accumulated   Deficit
                                                                                       other    Accumulated
                                   Preferred Stock                        Capital     compre-    During the
                                      -Series A         Common Stock    in excess     hensive   Development  Prepaid     Escrowed
                         Total     Shares   Amount     Shares   Amount    of par        loss       Stage       Media      Shares
                      ----------- -------- --------- ---------- ------- ----------- ----------- ----------- ----------- -----------
Balance, beginning              -        -         -          -       -           -           -           -           -           -

Add (deduct):
 Proceeds from sale
  of common stock     $   629,700                       535,737 $   500 $   629,200

 Issuance of stock for:
  Liquidation of debt $   130,000                       246,019 $   300 $   129,700
  Consulting services $ 1,124,400                       923,164 $   900 $ 1,123,500
  Acquisitions        $   922,200  420,000 $ 420,000  3,315,969 $ 3,300 $ 1,744,300             $   (20,400)            $(1,225,000)
  Officer's
   compensation       $ 1,218,200                     1,600,300 $ 1,600 $ 1,216,600
  Exercised warrants  $    30,000                         6,000       - $    30,000
  Intangibles                   -                     1,040,000 $ 1,100 $ 1,298,900                         $(1,300,000)
Reverse acquistion    $  (230,900)                      592,662 $   600 $  (231,500)
Contribution of
  accrued officers'
  compensation        $   241,100                                       $   241,100
Net Loss:
 From inception
  (March 15,1994) to
  June 30, 1995       $(1,148,300)                                                              $(1,148,300)
 Year ended
  June 30, 1996       $(2,411,400)                                                              $(2,411,400)

Balance,
  June 30, 1996       $   505,000  420,000 $ 420,000  8,259,851 $ 8,300 $ 6,181,800 $         0 $(3,580,100)$(1,300,000)$(1,225,000)

Year ended
  June 30, 1997:
Add(deduct):
 Proceeds from sale
  of common stock     $   509,200                       743,962 $   700 $   508,500
 Issuance of stock for:
  Liquidation of debt $ 1,500,000                     3,125,000 $ 3,100 $ 1,496,900
  Licence rights      $ 1,444,500                     1,361,786 $ 1,400 $ 1,443,100
  Consulting Services $   951,200                     1,590,305 $ 1,600 $   949,600
  Conversion of
   preferred shares   $   172,700                        69,088 $   100 $   172,600
  Acquistions         $    85,000                        63,333 $   100 $    84,900
  Officers'
   compensation       $    59,700                       324,123 $   300 $    59,400
  Interest            $    46,600                        97,089 $   100 $    46,500
 Cancellation of
  shares due to:
  Foreclosure         $  (786,200)(420,000)$(420,000)   (98,000)$  (100)$  (366,100)
 License rights       $(1,444,500)                   (1,361,786)$(1,400)$(1,443,100)
 Cancelled acquisition                                 (980,000)$(1,000)$(1,224,000)                                    $ 1,225,000
 Write-down of
  intangible          $ 1,300,000                                                                           $ 1,300,000
 Unrealized losses
  on marketable
  securities          $    (3,600)                                                  $    (3,600)

 Net Loss year ended
  June 30, 1997       $(5,115,300)                                                              $(5,115,300)

        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                  PART OF THE CONSOLIDATED FINANCIAL STATEMENTS



                  COMTEC INTERNATIONAL, INC., AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY), continued
 YEARS ENDED JUNE 30, 2000 AND 1999, AND FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2000

                                                                                    Accumulated   Deficit
                                                                                       other    Accumulated
                                   Preferred Stock                        Capital     compre-    During the
                                      -Series A         Common Stock    in excess     hensive   Development  Prepaid     Escrowed
                          Total     Shares   Amount     Shares   Amount    of par        loss       Stage       Media      Shares
                      ----------- -------- --------- ---------- ------- ----------- ----------- ----------- ----------- -----------
Balance June 30, 1997 $  (775,700)       0 $       0 13,194,751 $13,200 $ 7,910,100 $    (3,600)$(8,695,400)$         0 $         0

Year ended
 June 30, 1998:
Add(deduct):
 Issuance of stock for:
  Liquidation of debt $ 2,600,000                    18,083,332 $18,100 $ 2,581,900
  LED equipment       $ 2,400,000                     5,000,000 $ 5,000 $ 2,395,000
  Consulting services $   193,000                     1,732,283 $ 1,700 $   191,300
  Officers'
   compensation       $    50,000                       148,369 $   200 $    49,800
  Loan origination
   and finders' fees  $   200,000                     1,538,461 $ 1,500 $   198,500

Current period change
 in realized losses on
 marketable securities$     3,600                                                   $     3,600

 Net loss year ended
  June 30, 1998       $(3,029,900)                                                              $(3,029,900)


Balance,
 June 30, 1998        $ 1,641,000        0 $       0 39,697,196 $39,700 $13,326,600 $         0 (11,725,300)$         0 $         0


 Net loss year ended
  June 30, 1999       $(1,526,800)                                                              $(1,526,800)

Balance,
 June 30, 1999        $   114,200        0 $       0 39,697,196 $39,700 $13,326,600 $         0 (13,252,100)$         0 $         0


Issuance of stock for:
 Loan origination and
  finders' fees       $     6,200                     6,153,844 $ 6,200 $         0
 Consulting services  $    10,000                       227,272 $   200 $     9,800
 Compensation         $     3,500                       554,979 $   600 $     2,900
 Liquidation of debt  $ 2,729,800                    21,445,500 $21,400 $ 2,708,400

 Net loss year ended
  June 30, 2000       $(2,223,500)                                                              $(2,223,500)

Balance,
 June 30, 2000        $   640,200        0 $       0 68,078,791 $68,100 $16,047,700 $        0  (15,475,600)$         0 $         0






        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                  PART OF THE CONSOLIDATED FINANCIAL STATEMENTS



                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 2000 AND 1999 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2000

                                                             Years Ended
                                                               June 30,             Cumulative
                                                      --------------------------    Amounts from
                                                          2000           1999     Inception to date
                                                      -----------    -----------    ------------
Cash flows from operating activities:
Net loss                                              $(2,223,500)   $(1,526,800)   $(15,455,200)
                                                      -----------    -----------    ------------
Adjustments to reconcile net loss to net cash
     used in operating activities
         Depreciation and amortization                    215,000        214,800         693,000
         Issuance of common stock for service
           and interest                                         -              -       3,304,200
         Gain on the sale of marketable securities              -              -         (10,000)
         Write-down on LED equipment and
           intangibles                                  1,314,300              -       3,988,600
         Losses on investments,foreclosures
           and disposal of assets                               -              -         677,200
         Changes in assets and liabilities:
           Accounts receivable                             63,100       (49,600)         (25,300)
           Deposits and other                                   -              -          (2,500)
           Other current assets                                 -         45,000          11,100
           Accounts payable and accrued liabilities       520,400        245,900       2,162,900
           Other assets                                    56,000         24,700         120,700
                                                      -----------    -----------    ------------
                                                        2,168,800        480,800      10,919,900
                                                      -----------    -----------    ------------
           Cash used in operating activities              (54,700)    (1,046,000)     (4,535,300)

Cash flows from investing activities:
     Proceeds of sale of marketable securities                  -              -         267,500
     Proceeds from acquisition                                  -              -          22,100
     Payments for:
         License rights                                         -              -        (424,300)
         Marketable securities                                  -              -        (255,600)
         Non-operating assets                                   -              -         (25,000)
         Related party                                          -              -         (39,000)
         Property,plant, equipment and trade name               -              -      (1,699,800)
         Other assets                                           -        (54,800)        (60,500)
         Other                                                  -              -         (79,500)
                                                      -----------    -----------    ------------
         Cash used in investing activities                      -        (54,800)     (2,294,100)
                                                      -----------    -----------    ------------
Cash flows from financing activities:
     Proceeds from:
         Related party                                          -      1,000,000       1,184,500
         Sales of common stock                                  -              -       1,138,900
         Notes payable, principally related parties             -              -       1,295,100
         Warrants                                                                         30,000
         Convertible debentures                                 -              -       4,100,000
     Payments on:
         Notes payable,principally related parties              -       (484,200)       (882,000)
         Long-term debt                                   (10,700)       (12,300)        (32,000)
                                                      -----------    -----------    ------------
         Cash provided by financing activities            (10,700)       503,500       6,834,500
                                                      -----------    -----------    ------------
Increase (decrease) in cash and equivalents               (65,400)      (597,300)          5,100

Cash and equivalents,beginning                             70,500        667,800               -
                                                      -----------    -----------    ------------
Cash and equivalents,ending                           $     5,100    $    70,500    $      5,100
                                                      ===========    ===========    ============

        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement



                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            YEARS ENDED JUNE 30, 2000 AND 1999 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2000

                                                             Years Ended
                                                               June 30,             Cumulative
                                                      --------------------------    Amounts from
                                                          2000           1999     Inception to date
                                                      -----------    -----------    ------------
Supplemental disclosure of cash flow information:

         Cash paid for interest                       $     2,500    $   124,900    $    307,400
                                                      ===========    ===========    ============

Supplemental schedule of non-cash financing activities:
         Foreclosures:
           Net book value of real property            $         -              -    $ (1,867,100)
           Mortgages,notes,and other debt                       -              -       1,081,300
           Preferred and common stock                           -              -         786,200
           Gain of foreclosure                                  -              -            (400)
                                                      -----------    -----------    ------------
                                                      $         -    $         -    $          -
                                                      ===========    ===========    ============

         Common stock issued for:
           Conversion of convertible debentures       $ 2,144,550    $         -    $  6,244,550
           Acquisition of LED equipment                         -              -       2,400,000
                                                      -----------    -----------    ------------
                                                      $ 2,144,550    $         -    $  8,644,550
                                                      ===========    ===========    ============

         Common stock cancellation                    $         -    $         -    $  1,225,000
                                                      ===========    ===========    ============

         Acquisitions:
           Book value of property acquired            $         -    $         -    $  1,450,800
           Debt assumed                                         -              -      (1,390,700)
           Capital lease obligation incurred                    -              -         (60,100)
                                                      -----------    -----------    ------------
                                                      $         -    $         -    $          -
                                                      ===========    ===========    ============

         Dispositions:
           Debt assumed                               $         -    $         -    $   (145,000)
           Book value of the property acquired                  -              -         135,000
           Loss on deposit for terminated
              Worland acquisition                               -              -          10,000
                                                      -----------    -----------    ------------
                                                      $         -    $         -    $          -
                                                      ===========    ===========    ============

         Stock conversion                             $         -    $         -    $    172,700
                                                      ===========    ===========    ============

        Read the accompanying summary of significant accounting policies and notes to the consolidated financial statements, both of which are an integral part of this consolidated financial statement


                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2000 AND 1999


Stock based compensation:
         The Company applies the intrinsic value method for accounting for stock based compensation described by Accounting Principles Board Opinion No. 25, OAccounting for Stock Issued to Employees.O Had the Company applied the fair value method described by the Statement of Financial Accounting Standards Board (SFAS) No. 123, Oaccounting for Stock-Based Compensation,O it would report the effect of compensation expense for stock based compensation as pro-forma effects on income and earning per share, if material.

Accounting Pronouncements:
         The Company has adopted the Statement of Financial Accounting Standards Board (SFAS) No. 130, OReporting Comprehensive Income,O issued in June 1997. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company also adopted SFAS No. 131, ODisclosures about Segments of an Enterprise and Related Information.O This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, OAccounting for Derivative Instruments and Hedging Activities,O which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective beginning in the year 2000. The adoption of this statement will not have an impact on its consolidated financial statements.

         In April 1998, the AICPA finalized SOP 98-5, OReporting on the Costs of Start-Up Activities,O which require that costs incurred for start-up activities, be expensed as incurred. This SOP, which is effective in the first quarter of 1999, is not expected to have a material impact on the consolidated financial statements.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2000 AND 1999


Accounting Pronouncements (continued):
         In 1998, the Company, adopted the American Institute of Certified Public Accountants' (OAICPAO) Statement of Position 98-1 (OSOP 98-1O), OAccounting for the Costs of Computer Software Developed or Obtained for Internal Use.O SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs must be expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system. Adoption of this statement did not have an impact on the Company's consolidated financial statements.

Reclassifications:
         In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform with the current year presentation.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

2.   Going concern, liquidity and strategic planning:
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $2,223,500 and $1,526,800 for the years ended June 30, 2000 and 1999 and has reported cumulative net losses of $15,455,200 from inception (March 15, 1994) to June 30, 2000. As reported on the consolidated statements of cash flows, the Company incurred negative cash flows from operating activities of $54,700 and $1,046,000 for the years ended June 30, 2000 and 1999 and has reported negative cash flows from operating activities of $4,535,300 from inception (March 15, 1994) to June 30, 2000. To date, these have been financed principally through the sale of common stock and warrants ($1,138,900) and issuance of short and long-term debt ($6,609,600), including related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


2.   Going concern, liquidity and strategic planning (continued):
         Hereinafter Geneva, Cayman, Queens, Overseas and Sigma will be referred to in the aggregate as Oclients and affiliates of ZephyrO. The Company has been dependent on clients and affiliates of Zephyr to maintain its cash flow, and no assurances can be given that they will continue as a source of funding or complete the proposed financing agreements. The amounts of the proposed financing arrangements have not been finalized.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


3.   Other comprehensive income:
         The Company has adopted  Statement  of Financial  Accounting  Standards
         (SFAS) No. 130, OReporting Comprehensive Income.O SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components, however, it has no impact on the Company's net loss. The components of comprehensive loss are as follows:

                                                               Year Ended
                                                       June 30
                                                  2000          1999
                                              -----------   -----------

         Net Loss                             $ 2,223,500   $ 1,526,800
         Other comprehensive loss:
             Unrealized loss in marketable
                  Securities                            -             -
                                              -----------   -----------
         Total comprehensive loss             $ 2,223,500   $ 1,526,800
                                              ===========   ===========

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

                                                          Amount
                                                       -----------

              Down payment                             $   200,000
              Payment at December 1997 closing           1,000,800
              Note payable to seller due at
                  final closing, 8% interest               444,200
              Promissory notes payable to the
                  Federal Communications Commission      1,390,700
                                                       -----------
                                                       $ 3,035,700
                                                       ===========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


4.   Acquisitions and dispositions (continued):
         In April 1996, the Company entered into a license option agreement (as subsequently amended) to purchase approximately 1,380 SMR radio channels in the 800 Mhz radio spectrum form a number of independent license holders. The purchase price of the option rights was $1,594,500, as amended, and was payable as follows:

                                                               Amount
                                                             ----------

               Cash paid on closing                          $  150,000
               Issuance of:
                   560,000 common shares of common
                        stock at $1.25 per share                700,000
                   39,767 shares of Series C Redeemable
                   Convertible Preferred Stock, $1.00
                   par value                                    397,000
                   139,000 shares of common stock at
                   $2.50 per share                              347,500
                                                             ----------

                                                             $1,594,500
                                                             ==========
         The Company had a significant investment in the license rights, the recoverability of which was dependent upon the success of funding a settlement with the independent license holder. The settlement required the repurchase of all previously issued common and preferred stock for $925,000. At June 30, 1997, it was not the intention of management to pay the settlement and accordingly the license option agreement was terminated. The Company canceled the common stock and Series C Redeemable Convertible Preferred Stock issued as if the termination had occurred on June 30, 1997, which resulted in a loss of $150,000. The holder of the common stock and Series C Redeemable Convertible Preferred Stock has subsequently surrendered the common and preferred stock certificates which were the canceled.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

         In August, 1995, the Company acquired rights to 185 unconstructed and non-operational SMR channels for $75,000 including a note payable for $50,000, collateralized by real property. The FCC canceled 110 licenses, and the remaining 75 licenses were considered active. The real property that collateralized the note was lost in a foreclosure as described earlier, and the Company forfeited the remaining licenses. As a result, the Company recognized a loss of approximately $9,100, which was charged to operations during the year ended June 30, 1997. The loss was determined as follows:

                 Original cash deposit             $   25,000
                 Note payable                          50,000
                 Accrued interest                       9,100
                                                   ----------
                                                       84,100
                 Original basis                        75,000
                                                   ----------
                 Loss on cancellation              $    9,100
                                                   ==========
         The Company had advanced $40,000 for the acquisition of an advertising company. The acquisition agreement was terminated and the advance was converted to prepaid advertising costs in October 1997. Subsequently, the advertising company started to produce media advertising for AWN, however, AWN decided not to proceed with the advertising program. The prepaid advertising costs were charged to operations during 1998.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

6.   Detail of financial statement components:
                                                            2000         1999
                                                        ----------    ----------

         Other current assets:
              Accrued interest receivable               $        -    $        -
              Other receivables and prepaid expenses             -             -
                                                        ----------    ----------
                                                        $        -    $        -
                                                        ==========    ==========

         Property and equipment:
              Communications equipment                  $1,422,100    $1,422,100
              Furniture, fixtures and equipment             72,700        72,700
                                                        ----------    ----------
                                                         1,494,800     1,494,800
              Accumulated depreciation                     460,700       245,700
                                                        ----------    ----------
                                                        $1,034,100    $1,249,100
                                                        ==========    ==========
         Accrued liabilities:
              Payroll and related benefits              $  243,500    $   67,500
              Interest                                      60,200       191,000
              Stock payable                                      -       561,600
              Sales taxes                                   22,200        22,200
              Deferred revenue                               1,400         3,700
                                                        ----------    ----------
                                                        $  327,300    $  846,000
                                                        ==========    ==========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


6.   Details of financial statement components (continued):

                                                         2000          1999
                                                     ----------     ------------
     Charges to operations, losses(gains) on:
         Disposal of assets                          $        -     $          -
                                                     ----------     ------------
     Loss on investments, foreclosures,
         and disposal of assets                      $        -     $          -
                                                     ==========     ============
     Write-down of LED equipment and intangibles:

           LED equipment                             $1,314,300     $          -
           License rights                                     -                -
                                                     ----------     ------------
                                                     $1,314,300     $          -
                                                     ==========     ============

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

7.   Notes payable:
                                                       2000           1999
                                                   -----------    -----------
     Related parties:
       Note payable, Overseas Foreign, unsecured
        interest at 12% per annum, maturing
        October 23, 1998.  Note in default,
        due on demand  with interest at
        default rate of 18% from maturity          $         -    $  250,000

       Note payable, Cayman, unsecured
        interest at 12% per annum, maturing
        August 21, 1998. Note in default,
        due on demand with interest at
        default rate of 18% from maturity                    -       100,000

       Note payable, Queens, unsecured
        interest at 12% per annum, maturing
        September 30,1998. Note in default,
        due on demand with interest at
        default rate of 18% from maturity                    -       600,000


       Note payable, Cayman Offshore, unsecured
        interest at 12% per annum, maturing
        January 13, 1999.  Note in default,
        due on demand  with interest at
        default rate of 18% from maturity                    -       200,000

       Note payable, Pfeiger, unsecured
        interest at 12% per annum, maturing
        June 30, 1999. Note in default,
        due on demand with interest at
        default rate of 18% from maturity                    -       400,000

       Note payable, Merrivale, unsecured
        interest at 12% per annum, maturing
        September 16,1999. Note in default,
        due on demand with interest at
        default rate of 18% from maturity                    -       150,000
                                                   -----------    -----------

                                                   $         0    $ 1,700,000
                                                   ===========    ===========


On June 21, 2000, the Company issues 21,445,000 shares of common stock to Cayman in exchange for extinguishment of the above debt and accrued interest, in the amount of $2,144,550. Additionally, common stock payable in the amount of $563,850 was extinguished and contributed to capital in excess of par.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

7.   Notes payable (continued):


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


8.   Convertible debentures (continued):
         A summary of the convertible debentures is as follows:

                                                       Amount         Shares
                                                    ----------     -----------

                  Working capital loans             $2,500,000       5,208,334
                  Purchase of LED screens            2,400,000       5,000,000
                  Working capital loans
                      and SMR station purchases      1,600,000      15,999,998
                                                    ----------     -----------
                                                    $6,500,000     $26,208,332
                                                    ==========     ===========

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


9.   Long-term debt:
                                                       2000           1999
                                                   ----------      ----------
     Promissory notes, Federal
       Communications Commission
       collateralized by SMR licenses,
       7% interest per annum only through
       August 31, 2001; quarterly principal
       and interest payments of $86,700
       thereafter through maturity on
       August 21, 2006                             $1,390,700      $1,390,700

     Capital lease obligations, collateralized
       by communication and computer
       equipment, interest ranging from
       8% to 11% per annum, payable in
       monthly installments through
       February, 2003                                  32,600          43,300
                                                   ----------      ----------
                                                    1,423,300       1,434,000

     Less current portion of long term debt            13,900          12,000
                                                   ----------      ----------
                                                   $1,409,400      $1,422,000
                                                   ==========      ==========
         The aggregate maturities of the promissory notes and future minimum payments under capital leases subsequent to June 30, 2000 are presented below:

                 Year ending                 Promissory       Capital
                   June 30        Total         Notes          Leases
                 -----------   ----------    ----------     ----------

                    2001       $   16,700    $        -     $   16,700
                    2002          201,800       190,300         11,500
                    2003          278,000       269,600          8,400
                 Thereafter       930,800       930,800              -
                               ----------    ----------     ----------
                               $1,427,300    $1,390,700     $   36,600
                 Less Interest      4,000             -          4,000
                               ----------    ----------     ----------
                               $1,423,300    $1,390,700     $   32,600
                               ==========    ==========     ==========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

         The significant components of the deferred tax asset at June 30, 2000 and 1999 are:

                                                2000           1999
                                            ----------      ----------

         Deferred tax asset:
              Net operating loss            $5,174,500      $4,438,400
              Less valuation allowance       5,174,500       4,438,400
                                            ----------      ----------
              Net deferred tax asset                 -               -
                                            ==========      ==========
         The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

         The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal rate due to the following:

                                                     2000          1999
                                                -----------     -----------

         U.S. Federal statutory income
              tax rate of 35% (benefit)         $  (778,200)    $(1,078,500)
         Effective state income tax (benefit)      (111,200)        (99,900)
                                                -----------     -----------
         Valuation allowance                    $   889,400     $ 1,178,400
                                                ===========     ===========

         At June 30, 2000, the Company had available federal net operating loss carryforwards of approximately $15,446,400, which will expire in varying years through 2015.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999

11.    Shareholders' equity:
         On March 28, 1997, the Company's shareholders approved an increase in the number of authorized shares of stock from 50,000,000 to 100,000,000 common shares and from 5,000,000 to 10,000,000 preferred shares. The Board of Directors has authorized up to 4,000,000 shares of Convertible Preferred Stock, with a par value of $.001 per share. These securities are non-voting and have an issue price and liquidation value ranging from $1.00 to $10.00. The Series B is subordinate to the Series A and Series C is subordinate to the Series A and B. Each share or each series is convertible into common stock, $.001 par value at the closing bid price on the date notice of the conversion is received. No conversion may be made unless the closing bid price has reached $10.00 per Series A and $7.50 per Series B shares for more than 20 consecutive trading days. The Company may redeem the Series A at $1.00 per share, Series B at $5.00 per share and Series C at $10.00 per share. On May 1, 1997, the Company settled litigation with the holder of 420,000 shares of Series A Redeemable Convertible Preferred Stock pursuant to which the 420,000 shares of stock were returned and canceled.

         At June 30, 2000 and 1999, no Series A Redeemable Convertible Preferred Stock nor Series B Redeemable Convertible Preferred Stock was issued and outstanding.

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

         A summary of the terms of the Redeemable Convertible Preferred Stock is as follows:
                              Issue   Liquidation   Conversion       ratio
                     Type      Par       price         price    to common stock
                  --------   ------   -----------   ----------  ---------------

                  Series A   $ .001   $      1.00   $     1.00        1:1
                  Series B     .001          5.00         5.00        1:1
                  Series C     .001         10.00        10.00        1:1

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

         On June 21, 2000,  the Company's  shareholders  approved an increase in
         the  number  of  authorized   shares  of  stock  from   100,000,000  to
         200,000,000 common shares

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

         At June 30, 2000, the following contingent stock issue requirements and warrants were outstanding:

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


12.    Incentive Compensation plans (continued):

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


12.    Incentive Compensation plans (continued):

         - Effective January 1,1999, the Company enters into a letter agreement with the Company, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock option vesting in increments to equal to a total of 2.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is %.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07)

    Mr. Dihle date of appointment as Chief Financial Officer of the Company.


         Gordon Dihle Compensation Stock Option: 1,000,000 shares at strike price of $.050 per share (111% of $.045 bid price on 5-6-99), First
         Granted: 5-6-9 -effective after 7-1-99.


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

         Contract Stock Option: 10% over three years at strike price of $.056 per share, First Contracted: 2/16/98

         Repriced: October 7, 1998. No options actually issued.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


12.    Incentive Compensation plans (continued):

         Compensation Stock Option: 1,300,000 shares at strike price of and .050 per share (111% of $.045 bid price on 5-6-99), First Granted:
         5-6-99 -effective after 7-1-99

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

         Compensation Stock Option: 1,000,000 shares at strike price of $.050 per share (111% of $.045 bid price on 5-6-99), First Granted: 5-6-99 -effective after 7-1-99.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

         The Company had an employment agreement with its former Chief Executive Officer/director/shareholder (former OCEOO) with whom the Company is in litigation. The employment agreement ended by its terms on May 10, 1998, although there is an addendum to such agreement, which is in dispute, which addendum would have extended the agreement to June 30, 2002. The agreement provided for minimum salary levels adjusted annually, term life insurance as well as incentive bonuses payable if specified management goals are attained. The agreement allowed the conversion of any unpaid compensation into common stock into common stock at five percent (5%) of the net increase in the net assets of the Company and provided for an additional bonus of ten percent (10%) of net earnings before income taxes, depreciation, and amortization, and an annual stock bonus equal to five percent (5.0%) of the issued and outstanding common stock. For the year ended June 30, 1997 , the five percent (5.0%) stock bonus of approximately $291,200 (727,952 shares at $.40 per share) was accrued and charged to operations. There is pending litigation between the Company and the former CEO who is no longer with the Company. Information available from Management indicates that this litigation is in District Court, City and County of Denver, State of Colorado, Case No. 99CV634 and is being defended and counterclaimed vigorously by the Company. The probability of the outcome of the litigation can not be assessed since it is not probable that a liability has been incurred at the date of the financial statements nor can the amount of loss, if any, be reasonably estimated.

         An      employment       agreement       with      another       former
         officer/director/shareholder was settled an October 8, 1997, which called for the issuance of approximately 520,700 common shares at $0.25 per share ($130,200). The amount, which was accrued and charged to operations during the year ended June 30, 1997, remains unpaid.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

         The Company had an employment agreement with its former Chief Executive Officer/director/shareholder (former OCEOO) with whom the Company is in litigation. The employment agreement ended by its terms on May 10, 1998, although there is an addendum to such agreement, which is in dispute, which addendum would have extended the agreement to June 30, 2002. The agreement provided for minimum salary levels adjusted annually, term life insurance as well as incentive bonuses payable if specified management goals are attained. The agreement allowed the conversion of any unpaid compensation into common stock into common stock at five percent (5%) of the net increase in the net assets of the Company and provided for an additional bonus of ten percent (10%) of net earnings before income taxes, depreciation, and amortization, and an annual stock bonus equal to five percent (5.0%) of the issued and outstanding common stock. For the year ended June 30, 1997 , the five percent (5.0%) stock bonus of approximately $291,200 (727,952 shares at $.40 per share) was accrued and charged to operations. There is pending litigation between the Company and the former CEO who is no longer with the Company. Information available from Management indicates that this litigation is in District Court, City and County of Denver, State of Colorado, Case No. 99CV634 and is being defended and counterclaimed vigorously by the Company. The probability of the outcome of the litigation can not be assessed since it is not probable that a liability has been incurred at the date of the financial statements nor can the amount of loss, if any, be reasonably estimated.

         An      employment       agreement       with      another       former
         officer/director/shareholder was settled an October 8, 1997, which called for the issuance of approximately 520,700 common shares at $0.25 per share ($130,200). The amount, which was accrued and charged to operations during the year ended June 30, 1997, remains unpaid.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

        Transactions with related parties:
         The following is a summary of transactions with related parties as of June 30, 2000 and 1999:


                                                             1999       1998
                                                         ----------  ----------
               Compensation to officers/directors/
               shareholders                              $  212,700  $  246,000
               Origination fees to related parties                -     532,700
               Legal settlement with prior
               officers/shareholders                         30,000           -
               Interest on related party loans              253,500     180,000
               Related party loans                                -   1,000,000
                                                         ----------  ----------
                                                         $  496,200  $1,958,700
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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

       Litigation:
         Pending litigation includes a case brought by several California investors alleging securities fraud, manipulation and improper sales and seeking damages of approximately $850,000 or recision of their stock purchases and return of at least $250,000 of the price paid. Counsel is unable to gauge the outcome of these matters at this time, consequently, no provision has been made in the accompanying consolidated financial statements.

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

       Minority interest:
         Minority interest represents the cumulative effect of earnings, losses, capital contributions and distributions in TTI Communication Corporation. The minority interest of TTI Communications Corporation reflects no value at June 30, 1997. At June 30, 1997, unused loss of the minority interest of approximately $166,900 can be utilized to offset future profits.

       Rental commitments:
         In December 1997, the Company relocated its principal offices to Englewood, CO and executed a three year lease on the premises which expires November 30, 2000. Minimum annual lease payments will be approximately five month period ending November 30, 2000.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

         Information relating to stock options and warrants are as follows:

                                        Employee/
                                       consultants    Lender     Option Price
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
                                         =======     ==========

       Year 2000 compliance:
         The year 2000 issue is the result of computer programs being written using two (2) digits rather than four (4) digits to define the year. Any of the Company's computer programs that have date sensitive software may recognize a date using O00O as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the year 2000 issue, management is relying on the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the year 2000. There can be no assurance that the providers of the software or the manufacturers of chips will resolve the issue.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


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

15.    Selected quarterly data (unaudited):
         The following summarized certain quarterly results of operations (in thousands, except share amounts):

         Year ended June 30, 2000:                    Quarter ended
                                           -----------------------------------
                                           September  December  March    June
                                              30,        31,     31,      30,
                                           ---------  --------  -----  -------

           Expenses:
           Selling, general and
             administrative                $     142  $    198  $ 219  $    94
           Interest                               51        51     76       78
                                           ---------  --------  -----  -------
                                                 193       249    295      172

           Deduct other income (expense)         (50)        4      8   (1,277)
                                           ---------  --------  -----  -------
           Net loss                        $    (243) $   (245) $(287) $(1,449)
                                           =========  ========  =====  =======

           Net loss per share $                 .(01) $   (.01) $(.01) $  (.02)
                                           =========  ========  =====  =======

         Year ended June 30, 1999:                   Quarter ended
                                           -----------------------------------
                                           September  December  March    June
                                              30,        31,      31,     30,
                                           ---------  --------  -----  -------
           Expenses:
           Selling, general and
             administrative                $     160 $     140  $ 319  $   212
           Interest                               51        75     75       86
                                           ---------  --------  -----  -------
                                                 211       215    394      298

           Deduct other income (expense)        (209)     (123)   106     (183)
                                           ---------  --------  -----  -------
           Net loss                        $    (420) $   (338) $(288) $  (481)
                                           =========  ========  =====  =======
           Net loss per share $            $    (.01) $   (.01) $(.01) $  (.01)
                                           =========  ========  =====  =======

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2000 AND 1999


15.    Selected quarterly data (unaudited):
         Comtec International, Inc. common stock is traded on the OTC Electronic Bulletin Board system under the symbol of YRLS. The following table sets forth the quarterly high and low sales prices for the periods indicated. The prices shown represent actual sales prices without retail markups, markdowns, or commissions.

           Share price of common stock:
                                                   2000              1999
                                               -------------    --------------
                                               High     Low     High      Low
                                               ----     ---     ----      ---

             First quarter, September 30,    $  .12   $  .04   $  .12   $   .05

             Second quarter, December 31,       .16      .05      .07       .02

             Third quarter, March 31,           .66      .08      .06       .02

             Fourth quarter, June 30,           .24      .07      .07       .03




         A significant fourth quarter adjustment was made to write-down certain LED Equipment to its' net realizable value in the amount of $1,314,300.