Form 10QSB
period 2000-09-30
COMTEC INTERNATIONAL INC
filed 2000-11-20
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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

                               Yes   x         No
                                   -----          ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock             Outstanding at March 10, 2000
-----------------------------------             -----------------------------
Common Stock, $0.001 par value                             68,078,791


           Transitional Small Business Disclosure Format (check one):
                               Yes             No   x
                                   -----          -----

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 2000

                           COMTEC INTERNATIONAL, INC.

PART I

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets -
               September 30, 2000  (unaudited) and June 30, 2000 (audited)   3

               Condensed Consolidated Statements of Operations               4
               Three Months ended September 30, 2000 and 1999 and from inception (unaudited)

               Condensed Consolidated Statements of Cash Flows               5
               Three Months ended September 30, 2000 and 1999 and from inception (unaudited)

               Notes to Financial Statements                                 6

     Item 2.   Management's Discussion and Analysis or Plan of Operation     7

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk   11

PART II

     Item 1.   Legal Proceedings                                            11
     Item 2.   Change in Securities                                         12
     Item 3.   Defaults Upon Senior Securities                              12
     Item 4.   Submission of Matters to a vote of Security Holders          12
     Item 5.   Other Information                                            12
     Item 6.   Exhibit  and Reports on Form 8-K                             12

SIGNATURE PAGE                                                              13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                        (a Development Stage Enterprise)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30, 2000     June 30, 2000
                                                         (unaudited)           (audited)
                                                     -------------------   -----------------
Assets

Current Assets

Cash and Equivalents                                 $             7,300   $           5,100

Receivable from License Sale                                     333,700                   -
                                                     -------------------   -----------------

Total Current Assets                                             341,000               5,100

Property and Equipment, net                                      983,000           1,034,100

License Rights                                                         -           1,390,700

Other Assets                                                       4,500               4,500
                                                     -------------------   -----------------

         Total Assets                                $         1,328,500   $       2,434,400
                                                     ===================   =================

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                                      -              13,900
Accounts Payable                                                  10,800              43,600
Accrued Liabilities                                              428,800             327,300
                                                     -------------------   -----------------

Total Current Liabilities                                        439,600             384,800
                                                     -------------------   -----------------

Long Term Debt, less current portion                              86,900           1,409,400
                                                     -------------------   -----------------

STOCKHOLDER'S EQUITY

Common Stock, .001 par value;
Authorized 100,000,000 shares;
39,697,196 shares issued
June 30, 2000 and September 30, 2000                              68,100              68,100

Capital in Excess of Par                                      16,047,700          16,047,700
Deficit accumulated during the
development stage                                            (15,313,800)        (15,475,600)
                                                     -------------------   -----------------

                                                                 802,000             640,200
                                                     -------------------   -----------------

         Total  Liabilities and Stockholders Equity  $        1,328,500    $       2,434,400
                                                     ==================    =================



                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                        (a Development Stage Enterprise)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended
                                                  -----------------------------
                                                                                   Cumulative
                                                  September 30,   September 30,   Amounts from
                                                      2000             1999         Inception
                                                   (unaudited)     (unaudited)     (unaudited)
                                                  -------------   -------------   ------------
Operating Expenses
   Selling, General and Administrative                  234,900         142,300      3,653,300
   Compensation in the form of common stock                   -               -      3,688,500
   Management fees- related party                             -               -         65,000
                                                  -------------   -------------   ------------


Loss before other expense (income)                      234,900         142,300      7,406,800
                                                  -------------   -------------   ------------

Other Income (expense)

Interest and Dividend Income                                  -         (56,000)       156,300
Interest expense                                              -         (51,000)    (1,415,100)
Rental and Other Income                                  62,900           6,100        243,100
Prepaid Calling Card services, less revenues                  -               -     (1,832,100)
Loan Origination Fees                                         -               -       (532,700)
Gain (Loss) on investments, foreclosures and            333,700               -     (1,185,000)
Write-down of intangibles and LED equipment                   -               -     (3,988,600)
                                                  -------------   -------------   ------------

Total Other Income (Expense)                            396,600        (100,900)    (7,886,700)
                                                  -------------   -------------   ------------

Net Gain (Loss)                                         161,700        (243,200)   (15,293,500)
                                                  =============   =============   ============

Weighted Average Common Shares Outstanding           47,094,211      39,697,196     20,985,248
                                                  =============   =============   ============

Net (Income) Loss per Common Share                            0           (0.01)          (.73)
                                                  =============   =============   ============





                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                        (a Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Three Months Ended
                                                        --------------------------
                                                                                    Cumulative
                                                         September   September 30,  Amounts from
                                                         30, 2000        1999       Inception
                                                        (unaudited)   (unaudited)   (unaudited)
                                                        -----------  -------------  -------------
Operating activities:
  Net Gain (Loss)                                           161,700       (243,200)   (15,293,500)
                                                        ===========  =============   ============

  Adjustments to reconcile net loss to
   net cash used by operating activities:
      Depreciation expense                                   51,100         53,700        744,100
      Services and Interest exchanged for stock                   -              -      3,304,200
      Gain on Sale of Marketable Securities                       -              -        (10,000)
      Write Down of Intangible                                    -              -      3,988,600
      Losses on investments, foreclosure and disposal             -              -        677,200
      Changes in assets and liabilities:
      Accounts receivable                                         -          3,000        (25,300)
      Deposits and other                                          -         56,000         (2,500)
     (Increase) decrease in other current assets           (333,700)             -        322,600
     Increase (decrease) in account payable &               123,100         69,500      2,286,000
         liabilities
     Other Assets                                                 -              -        120,700
                                                        -----------  -------------   ------------

  Net cash from (used) in operating activities                2,200        (61,000)    (4,533,100)
                                                        ===========  =============   ============

Investing activities:
  Proceeds of Sale of Marketable Securities                       -              -        267,500
  Proceeds from acquisition                                       -              -         22,100
  License rights                                                  -              -       (424,300)
  Marketable securities                                           -              -       (255,600)
  Non-Operating assets                                            -              -        (25,000)
  Related Party                                                   -              -        (39,000)
  Purchase of property, plant and equipment                       -              -     (1,699,800)
  Other                                                           -              -       (140,000)
                                                        -----------  -------------   ------------
  Net cash used in investing activities                           -              -     (2,294,100)
                                                        ===========  =============   ============

Financing activities:
  Advances from related party                                     -              -      1,184,500
  Proceeds: private place of common stock                         -              -      1,138,900
  Proceeds: short term notes                                      -              -      1,295,100
  Warrants                                                        -              -         30,000
Convertible Debentures                                            -              -      4,100,000
  Payments on notes payable                                       -              -       (882,000)
  Payment on long-term notes payable                              -              -        (32,000)
                                                        -----------  -------------   ------------
  Net cash provided by financing activities
                                                                  -              -      6,834,500
                                                        ===========  =============   ============

Increase (Decrease) in cash
                                                              2,200        (61,000)         7,300
                                                        ===========  =============   ============
Beginning cash balance
                                                              5,100         70,500              -
                                                        ===========  =============   ============


                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                        (a Development Stage Enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Note 1.

     a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 10-KSB as of June 30, 2000. The notes to the audited financial statements presented with the Company's SEC Form 10-KSB as of June 30, 2000 are an integral part of the audited balance sheet data presented herein.

     b) The management of ComTec International, Inc. (the Company) without audit has prepared the financial statements included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. These financial statements must be read in conjunction with the audited financial statements and notes to the financial statements for the year ended June 30, 2000, included in the Company's Form 10KSB for the year ended June 30, 2000 which has been filed with the Securities and Exchange Commission by the Company, as said notes to the financial statements are incorporated herein by reference. The results of the interim period are not necessarily indicative of the results for the full year.

     Note 2.

     The sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC in September 2000. As a result, the FCC license asset and the offsetting FCC debt (assumed by CMSR Systems, Inc.) were eliminated from the balance sheet in a non cash transaction. Additionally, based upon an auxillary agreement with CMSR Systems, Inc., the Company recorded a current asset from sale of the 900 SMR licenses in the amount of $333,750 as a result of the gain on the sale of the FCC licenses of $333,750.

     Note 3.

     Accrued Salaries to a former director of $104,676 were eliminated against executive salaries. This payable was for stock to be issued to a former director in June 1997 (which claim was disputed by the Company). The statute of limitations has expired in which the former director could have made a claim against the Company and the former director has made no claims. Additionally a receivable for overpayment of salary from a former officer of $136,220 was eliminated with a credit to executive salaries. The Company has a pending claim against the former officer, however, as a result of the former officer's personal bankruptcy filing, the collection of that amount is doubtful in the foreseeable future. A liability of $70,333.72 (debt to executive salaries) was recorded to reflect a liability with respect to a current officer's employee stock options under a contract effective January 1, 1999.

     Note 4.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         ComTec International Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. The Company has undergone many changes to date as a result of certain reorganizations and changes of management. Historical changes are more fully disclosed in prior 34 Act filings and the most recent changes, including changes in management are described in the Company's 10-KSB for the year ended June 30, 2000. The Company is currently authorized to issue 200,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN").

         American Wireless Network, Inc. ("AWN") a wholly owned subsidiary of the Company was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company.

         From December 5, 1997 to June 1st, 1999, AWN operated SMR sites in seven Metropolitan Trade Areas in the southeastern U.S.A., operating specialized mobile radio licenses purchased from Centennial Communications Corp. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN were been undertaken by CMSR Systems, Inc., an unaffiliated Nevada Corporation, under a management contract wherein AWN supervised management of the systems pursuant to FCC rules but actual hands on operations were conducted by CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC. As a result, the Company has no 900 SMR operations after September, 2000. The communication equipment owned by the Company remains under a lease to CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in broadband communications systems, telecommunications, information industries, computer industry or other compatible business operations.

(a)      PLAN OF OPERATION:

         FORWARD-LOOKING STATEMENTS
         --------------------------

         The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10KSB for the year ended June 30, 2000 and other filings with the SEC. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

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

         During the quarter ended September 30, 2000 and through the present the Company continued as a developmental stage entity focused on transfer of management of its SMR systems and business to CMSR Systems, Inc., developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

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

CURRENT STATUS

         On December 5, 1997 AWN entered the initial phase of a purchase agreement whereby AWN purchased seven operating SMR systems for $3,035,700. The wireless communications assets and associated business acquired from Centennial Communications Corp. lay within the following seven MTA's: Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. On April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc., ("Buyer") a Nevada corporation wherein those assets are to be sold to CMSR Systems, Inc. The initial phase of the Asset Acquisition Agreement (as amended) became effective June 1, 1999. The purpose of the Asset Acquisition Agreement was to facilitate the sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. The agreement also includes the lease of SMR related equipment owned by AWN to CMSR Systems, Inc. The sale, including the transfer of the licenses to the Buyer and assumption of approximately $1,400,000 of American Wireless Network, Inc.'s debt to the Federal Communications Commission related to the licenses was finalized and closed in September 2000. AWN has recorded a current asset of $333,700 pursuant to an auxiliary agreement with CMSR Systems, Inc. with respect to the anticipated liquidation of the seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses which were transferred to CMSR Systems, Inc. were originally purchased by American Wireless Network, Inc. on July 6, 1998 as a part of the acquisition of divisional segment assets from Centennial Communications Corp. As a part of the Asset Acquisition Agreement (as amended), the Company has assigned its tower site licenses and leased to CMSR Systems, Inc. certain SMR related transmission equipment for a five (5) year term. Management believes this agreement will relieve the Company of cash flow burdens of debt service, operating deficits and extensive maintenance costs related to the SMR systems.

FUNDING EFFORTS

         In the previous fiscal year and in the quarter ended September 30, 2000, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. The Company has several proposals for private funding with unrelated entities pending. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, telecommunication or computer related businesses, information and data services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

BUSINESS OPPORTUNITIES

         Within the telecom industry, an area of primary interest for the Company is that of a broadband service provider (BCP), offering broadband services at the local level. There are several reasons for this interest. First, this segment of the telecom industry is growing rapidly due the need for larger bandwidth at home and at the office to provide high-speed Internet connectivity, speed computer-to-computer communications, and in general to provide integrated voice, data, and video services. Second, there are large segments of the BCP business that are ideally situated for consolidation and there are existing businesses that could be better positioned for integrated voice, data and video services, including ISP's, wireless providers, cable TV and local telephone companies, particularly in the smaller sized markets. Third, the Company executives have extensive management experience and depth in several key areas:
(a) companies in the telecommunications industry, including wireless broadband services, competitive service providers, cable TV, Internet, and local telephone service, and (b) management, financing, acquisition and development of small telecommunications businesses, supplemented by management experience in large, Fortune 500 companies. Today, there is a bottleneck for broadband services, high-speed access is expensive and scarce for both business and residential users. Several changes to the design and functionally of existing network and new delivery systems are underway for delivery of high-speed access, including broadband wireless (BBW), Cable TV based modem services, digital subscriber line services (DSL), and competitive local exchange carriers (CLECs). Although technically not a part of the broadband bottleneck, the services offered by an ISP are a direct beneficiary of the broadband revolution.

         The Company plans to be a significant player in the BCP business through acquisition and consolidation of businesses that either have an existing broadband service or that have networks that could be modified to provide broadband services. Many of these businesses are available for acquisition at this time. Typically these businesses are smaller companies and the owners are looking for an exit vehicle. The owners may realize that additional resources beyond their capabilities are required to provide the services demanded by consumers, they find that the business does not fit into their portfolio for one reason or another, or they are ready to move on to other life styles or endeavors. Debt, common stock, and cash from outside financing are anticipated be used to consummate the acquisition of companies in these businesses. The local broadband access market is growing rapidly and the rapid growth is expected to continue for many years. Driven by needs for faster speed access to the Internet, the residential high-speed access market is expected to grow from $1 billion in 1999 to $19 billion in the year 2004.

         The goal of the Company is to become a major provider of broadband services through acquisition. Acquisition targets include existing providers of wireless, cable TV, phone, and CLEC companies, all of which may already be, but not necessarily, providers of broadband services at the time of the acquisition. Those providers that do not have broadband service will be upgraded so that broadband services will be provided to their customers through alternate communication vehicles. The acquisition of ISPs, although technically not a broadband provider, will also be investigated as acquisition candidates due to their position on the forefront of the customers demanding broadband services. The Company expects to create shareholder value by building scale through acquisitions, consolidating and integrating fragmented, independent wireless, cable TV, phone CLEC and/or ISP companies, and then leveraging our larger scale to increase revenues and reduce costs. To acquire the desired target acquisition companies which are now in a position to serve the broadband market, the Company plans to utilize debt and common stock, or a combination of debt and stock in a convertible security. Currently, there are no formalized agreements to acquire any entity or assets in the broadband communications services area.

(b)      LIQUIDITY AND CAPITAL RESOURCES

         The Company reported net income (unaudited) of $161,700 for the quarter ended September 30, 2000 and has reported net losses from inception (March 15, 1994) to September 30, 2000 of $15,293,500. The Company had deficient working capital at September 30, 2000 of $98,600. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company.

         Management has continued to develop a strategic business plan to raise private financing, develop a management team, maintain reporting compliance and seek new expansive areas in broadband communications, telecommunications, informational and related business. In order to reduce negative cash flow the Company entered an agreement to sell its FCC licenses to satisfy debt requirements and in a plan anticipated to generate cash flows, has entered into an agreement to lease its SMR equipment.

         From November 1, 2000 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $300,000. This amount is composed of $300,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations or proceeds from lease income or sales of assets.

         The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of September 30, 2000, the unaudited results of the Company indicated deficit working capital of $98,600. All during fiscal 2000 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

         At September 30, 2000 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

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

     - On February 16, 1998, the Company entered into a letter agreement with the Company, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement as modified calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 10% of the Company's outstanding common shares over a three year period ending February 16, 2001. The strike price of all of the potential options, as modified (repriced) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's actual appointment date as President and CEO of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. No options have actually been issued pursuant to agreements with Mr. Krejci.

     - Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent

          (7.5%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock options vesting in annual increments of 2.5% to equal a total of 7.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Dihle's date of appointment as Chief Financial Officer of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 1999, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 2000, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. No options have actually been issued pursuant to agreements with Mr. Dihle.

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

         For the quarter ending September 30, 2000, the Company incurred General and Administrative Expenses of $234,900, an increase of $92,600 from the quarter ending September 30, 1999, when the Company incurred expenses of $142,300. These expenses included nonrecurring costs related to write off of balance sheet items related to a former officer and a former director. The Company also reported "Other Income" of $396,600, consisting of a one time gain of $333,700 resulting from the closing of the sale of 900 SMR licenses and operations to CMSR Systems, Inc. and income from rents and equipment lease payments of $62,900 earned during the quarter. The Company's Quarter ended September 30, 2000 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

         The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended June 30, 2000 and 1999, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, included with the Company's June 30, 2000 Form 10KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of the date hereof, all the Company's debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule

(b)      The Company filed the following reports on Form 8-K:

         August 30, 2000 - Current Form 8-K to report the increase in authorized shares approved at the annual meeting and issuance of common stock in exchange for release of debt.




                                   SIGNATURES


         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                        COMTEC INTERNATIONAL, INC.

Date:   November 17,  2000              By:    /s/ James J. Krejci
                                           --------------------------------
                                           James J. Krejci, President and
                                           Chief Executive Officer

                                        By:    /s/ Gordon Dihle
                                           --------------------------------
                                           Gordon Dihle, Chief Financial Officer