Form 10QSB
period 2000-12-31
COMTEC INTERNATIONAL INC
filed 2001-02-20
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2000

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

          12835 East Arapahoe Road, T-1 Suite 800, Englewood, Co. 80112
                    (Address of principal executive offices)

                                 (303) 662-8069
                 (Issuer's Telephone Number Including Area Code)


    former address: 9350 East Arapahoe Road, Suite 340, Englewood, Co. 80112
    ------------------------------------------------------------------------
               (former name, former address and former fiscal year
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       x       No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock             Outstanding at February 13, 2001
-----------------------------------             --------------------------------
 Common Stock, $0.001 par value                            69,239,902


           Transitional Small Business Disclosure Format (check one):
                               Yes               No x

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED DECEMBER 31, 2000

                           ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               December 31, 2000  (unaudited) and June 30, 2000 (audited)   3

               Condensed Consolidated Statements of Operations              4
               Six Months ended December 31, 2000 and 1999 and from inception (unaudited)

               Condensed Consolidated Statements of Operations              5
               Three Months ended December 31, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows              6
               Six Months ended December 31, 2000 and 1999 and from inception (unaudited)

               Notes to Financial Statements                                7

     Item 2.   Management's Discussion and Analysis or Plan of Operation    8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   12

PART II

     Item 1.   Legal Proceedings                                           13
     Item 2.   Change in Securities                                        14
     Item 3.   Defaults Upon Senior Securities                             14
     Item 4.   Submission of Matters to a vote of Security Holders         14
     Item 5.   Other Information                                           14
     Item 6.   Exhibit  and Reports on Form 8-K                            15

SIGNATURE PAGE                                                             15

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS


                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                          December 31, 2000       June 30, 2000
                                             (unaudited)            (audited)
                                             -----------           -----------
Assets

Current Assets

Cash and Equivalents                         $     1,700           $     5,100

Receivable from License Sale                     333,700                     -
                                             -----------           -----------

Total Current Assets                             335,400                 5,100

Property and Equipment, net                      934,100             1,034,100
License Rights                                         -             1,390,700
Other Assets                                       4,500                 4,500
                                             -----------           -----------

         Total Assets                        $ 1,274,000           $ 2,434,400
                                             ===========           ===========

LIABILITIES

Current Liabilities
Current Portion of Long Term Debt                      -                13,900
Accounts Payable                                   6,200                43,600
Accrued Liabilities                              530,000               327,300
                                             -----------           -----------

Total Current Liabilities                        536,200               384,800
                                             -----------           -----------

Long Term Debt, less current portion              81,000             1,409,400
                                             -----------          ------------

STOCKHOLDER'S  EQUITY  Common  Stock,
 .001 par  value;  Authorized  100,000,000
shares; 39,697,196 shares issued
June 30, 2000 and December 31, 2000               68,100                68,100

Capital in Excess of Par                      16,047,700            16,047,700
Deficit accumulated during the
development stage                            (15,459,000)          (15,475,600)
                                             -----------          ------------

                                                 656,800               640,200
                                             -----------          ------------

  Total Liabilities and Stockholders Equity  $ 1,274,000          $  2,434,400
                                             ===========          ============



                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                         For the Six Months Ended
                                                  December 31, 2000   December 31, 1999    Cumulative
                                                     (unaudited)         (unaudited)      Amounts from
                                                                                            Inception
                                                                                           (unaudited)
                                                    -------------        ------------      -----------
Operating Expenses
   Selling, General and Administrative                    415,900             340,100        3,834,200
   Compensation in the form of common stock                                                  3,688,500
   Management fees- related party                                                               65,000

Loss before other expense (income)                        415,900             340,100        7,587,700
                                                    -------------        ------------      -----------

Other Income (expense)

Interest and Dividend Income                                    -             (56,000)         156,300
Interest expense                                           (3,100)           (102,000)      (1,418,200)
Rental and Other Income                                   101,800              10,300          282,000
Prepaid Calling Card services, less revenues                                                (1,832,100)
Loan Origination Fees                                                                         (532,700)
Gain (Loss) on investments, foreclosures and disposals    333,700                           (1,185,000)
Write-down of intangibles and LED equipment                                                 (3,988,600)

Total Other Income (Expense)                              432,400            (147,700)      (7,850,900)
                                                    -------------        ------------      -----------

Net Gain (Loss)                                            16,500            (487,800)     (15,438,600)
                                                    =============        ============      -----------

Weighted Average Common Shares Outstanding             47,094,211          39,697,196       20,985,248
                                                    =============        ===========        ==========

Net (Income) Loss per Common Share                              0              (0.01)            (0.74)
                                                    =============        ===========        ==========






                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                For the Three Months Ended
                                            December 31, 2000  December 31, 1999
                                               (unaudited)        (unaudited)


Expenses
   Selling, General and Administrative            180,900            197,800
   Compensation in the form of common stock
   Management fees- related party

Loss before other income (expense)               (180,900)          (197,800)
                                               ----------         ----------

Other Income (expense)

Interest and Dividend Income
Interest expense                                   (3,100)           (51,000)
Rental and Other Income                            38,900              4,200
Loan Origination Fees
Prepaid Calling Card services, less revenues
Loss on investments, foreclosures and disposals
Write-down of intangible

Total Other Income (Expense                        35,800            (46,800)
                                               ----------         ----------

Net Loss                                         (145,100)          (244,600)
                                               ==========         ==========

Weighted Average Common Shares Outstanding     47,094,211         39,697,196
                                               ==========         ==========

Net Loss per Common Share                              (0)             (0.01)
                                               ==========         ==========


                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                      For the Six Months Ended
                                               December 31, 2000  December 31, 1999  Cumulative
                                                   (unaudited)       (unaudited)    Amounts from
                                                                                     inception
                                                    --------         ----------     -----------
Operating activities:
   Net Gain (Loss)                                    16,500           (487,800)    (15,438,700)
                                                    --------         ----------     -----------

Adjustments to reconcile net loss to
    Net cash used by operating activities:
    Depreciation expense                             102,200            107,400         795,200
    Services and Interest exchanged for stock              0                  0       3,304,200
    Gain on Sale of Marketable Securities                  0                  0         (10,000)
    Write Down of Intangible                               0                  0       3,988,600
    Losses on investments, foreclosure and disposal        0                  0         677,200

 Changes in assets and liabilities:
     Accounts receivable                                   0             63,100         (25,300)
     Deposits and other                                    0             56,000          (2,500)
     (Increase) decrease in other current           (333,700)                 0         322,600
     Increase (decrease) in account payable          219,800            189,700       2,382,700
     Other Assets                                          0                  0         120,700
                                                    --------         ----------     -----------
Net cash from (used) in operating activities           4,800            (71,600)     (4,530,500)

Investing activities:
  Proceeds of Sale of Marketable Securities                0                  0         267,500
  Proceeds from acquisition                                0                  0          22,100
  License rights                                           0                  0        (424,300)
  Marketable securities                                    0                  0        (255,600)
  Non-Operating assets                                     0                  0         (25,000)
  Related Party                                            0                  0         (39,000)
  Purchase of property, plant and equipment           (2,300)                 0      (1,702,100)
  Other                                                    0                  0      (1,400,000)
                                                    --------         ----------     -----------
Net cash used in investing activities                 (2,300)                 0      (2,296,400)

Financing activities:
  Advances from related party                              0                  0       1,184,500
  Proceeds: private place of common stock                  0                  0       1,138,900
  Proceeds: short term notes                               0                  0       1,295,100
  Warrants                                                 0                  0          30,000
Convertible Debentures                                     0                  0       4,100,000
  Payments on notes payable                           (5,900)                 0        (887,900)
  Payment on long-term notes payable                       0              4,200          32,000
                                                    --------         ----------     -----------
Net cash provided by financing activities             (5,900)             4,200       6,828,600

Increase (Decrease) in cash                           (3,400)           (67,400)          1,700
Beginning cash balance                                 5,100             70,500               -
                                                    --------         ----------     -----------
Ending cash balance                                      1,700            3,100           1,700


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

Note 2.

The sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC in September 2000. As a result, the FCC license asset and the offsetting FCC debt (assumed by CMSR Systems, Inc.) were eliminated from the balance sheet in a non-cash transaction. Additionally, based upon an auxiliary agreement with CMSR Systems, Inc., the Company recorded a current asset from sale of the 900 SMR licenses in the amount of $333,750 as a result of the gain on the sale of the FCC licenses of $333,750.

Note 3.

During the quarter ended September 30, 2000 accrued salaries to a former director of $104,676 were eliminated against executive salaries. This payable was for stock to be issued to a former director in June 1997 (which claim was disputed by the Company). The statute of limitations has expired in which the former director could have made a claim against the Company and the former director has made no claims. Additionally a receivable for overpayment of salary from a former officer of $136,220 was eliminated with a credit to executive salaries. The Company has a pending claim against the former officer, however, as a result of the former officer's personal bankruptcy filing, the collection of that amount is doubtful in the foreseeable future. Also during the quarter ended September 30, 2000 a liability of $70,333.72 (debt to executive salaries) was recorded to reflect a liability with respect to a current officer's employee stock options under a contract effective January 1, 1999.

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

     From December 5, 1997 to June 1st, 1999, AWN operated SMR sites in seven Metropolitan Trade Areas in the southeastern U.S.A., operating specialized mobile radio licenses purchased from Centennial Communications Corp. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN were been undertaken by CMSR Systems, Inc., an unaffiliated Nevada Corporation, under a management contract wherein AWN supervised management of the systems pursuant to FCC rules but actual hands on operations were conducted by CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC. As a result, the Company has no 900 SMR operations after September, 2000. The communication equipment owned by the Company remains under a lease to CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in broadband communications systems, cable television systems, telecommunications, information industries, computer industry or other compatible business operations.

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

     During the  quarter  ended  December  31,  2000 and through the present the
Company continued as a developmental stage entity focused on transfer of management of its SMR systems and business to CMSR Systems, Inc., developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

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

Funding Efforts:

     In the previous fiscal year and in the quarter ended December 31, 2000, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. The Company has several proposals for private funding with unrelated entities pending. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, cable systems, telecommunication or computer related businesses, information and data services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

Business Opportunities:

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

(b)   Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $145,100 for the quarter ended December 31, 2000 and has reported net losses from inception (March 15, 1994) to December 31, 2000 of $15,438,600. The Company had deficient working capital at December 31, 2000 of $200,800. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue.

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

     From February 1, 2001 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $200,000. This amount is composed of $200,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations or proceeds from lease income or sales of assets.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of December 31, 2000, the unaudited results of the Company indicated deficit working capital of $200,800. All during fiscal 2000 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At December 31, 2000 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

     -    Shares  reserved  for  the  Company's   incentive  stock  option  plan
          (980,000)

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

     - On February 16, 1998, the Company entered into a letter agreement with the Company, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement as modified calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 10% of the Company's outstanding common shares over a three year period ending February 16, 2001. The strike price of all of the potential options, as modified (repriced) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's actual appointment date as President and CEO of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after January 1, 2001, to purchase 1,700,000 shares of the Company's .001 par value common stock at a strike price of $..067 per share, based upon a calculation of 111% of the .07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Krejci.

     - Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through common stock option agreements, up to seven and one half percent (7.5%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock options vesting in annual increments of 2.5% to equal a total of 7.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Dihle's date of appointment as Chief Financial Officer of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 1999, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 2000, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after January 1, 2001, to purchase 1,400,000 shares of the Company's .001 par value common stock at a strike price of $..067 per share, based upon a calculation of 111% of the .07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Dihle.

     During quarter ended December 31, 2000, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     For the quarter ending December 31, 2000, the Company incurred General and Administrative Expenses of $180,900, a decrease of $16,900 from the quarter ending December 31, 1999, when the Company incurred expenses of $197,800. The Company also reported "Other Income" of $35,800, consisting of income from rents and equipment lease payments of $38,900 earned during the quarter less interest expense. The Company's Quarter ended December 31, 2000 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

     On February 14, 2000, the Company was served with a Complaint filed in Superior Court of California, County of Los Angeles, Central Division, Case No. BC 224058 entitled A-1 Business Products, Inc. vs. ComTec International, Inc. The complaint alleges damages of approximately $200,000 with respect to alleged financing arrangements. In September, 2000, the Plaintiff amended its complaint to include as defendants two employees of the Company as well as to add allegations of fraud to its compliant. The Company believes that it has meritorious defenses and will vigorously defend against the allegations of the Complaint. The Company has not yet filed its answer to the complaint but has filed an initial motion to dismiss for lack of personal jurisdiction which has yet to be ruled upon. The Company is involved in settlement negotiations with the Plaintiff. Due to the preliminary nature of the proceedings, further information is not available.

     Except for the foregoing, no non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 2.   CHANGE IN SECURITIES.

Designation of Class D Preferred Shares.

     As was reported in Form 8K filed January 29, 2001, on December 26, 2000, pursuant to a resolution of the Board of Directors adopted by unanimous consent in lieu of a meeting, a series of Preferred Stock entitled "Series D Preferred Stock" was approved by the Board of Directors on behalf of the Company. Pursuant to authority granted under the Company's Articles of Incorporation, as amended, the Board of Directors approved the designation of a series of Preferred Stock of the Company to be known as "Series D Preferred Stock." The number of shares constituting the Series D Preferred Stock shall be 6,000,000, which may be issued in such amounts as shall be determined by the Board of Directors in accordance with the provisions of the Certificate of Designation attached hereto as Exhibit 1. The series shall be designated Series D Preferred Stock with a par value of .001 per share and an issue price of $.001 per share. Holders of the Series D Preferred Stock shall be entitled to dividends of twelve percent per annum on the issue price of the certificate from the date of issue, which dividends shall accrue until declared payable by the Board of Directors and paid by the Company. In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation, whether voluntary or involuntary, the holders of the Series D Preferred Stock shall be entitled, before any assets of the Corporation shall be distributed among or paid over to the holders of the Common Stock, but only after authorized distribution or payment to the holders of the Series A Convertible Preferred Stock in accordance with the provisions of the Series A Convertible Preferred Stock Designation, to be paid .001 per share of Series D Preferred Stock plus any accrued but unpaid dividends hereon.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.  OTHER INFORMATION:

     On December 28, 2000, the Company's board of directors voted to issue a total of 6,000,000 shares of its .001 par value Series D preferred stock to James J. Krejci, the Corporation's President at an issue price of .001 per share.. The shares are to be issued in consideration of services provided to the Company by Mr. Krejci. No underwriter was involved in the transaction and no cash commissions or discounts were paid by the Company. The shares are to be issued in a private transaction, exempt from registration. Except as otherwise permitted by the applicable provisions of the New Mexico Business Corporation Act, holders of the Series D Preferred Stock shall not be entitled to vote in regular elections of the Corporation for members of the board of directors so long as a sufficient number of common shares are present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled. If at any time, the Corporation shall place or be required to place for shareholder vote a proposal to liquidate or dissolve the corporation; to amend its articles of incorporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of all or substantially all of its property, assets, shares of stock or other securities, property or business; any special meeting of shareholders; or any other action by the corporation which requires a vote of its common stock shareholders other than for regular elections for members of the board of directors, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders. In such shareholder elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such election results. If at any time, the Corporation's management or its board of directors shall pass a resolution or enter into a contract to liquidate or dissolve the corporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of in excess of twenty five percent of its total property, assets, shares of stock or other securities, property or business, the holders of a minimum of 50% of the Series D Preferred Stock shall within 30 days of direct notice of the event made to Series D Preferred Stockholders, have the option to require that the resolution made or action taken by the Corporation's management be placed for a vote of the shareholders. If in a regular election of the Corporation for members of the board of directors a sufficient number of common shares are not present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders and establish a legal quorum. In such director elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such required quorum and election results. There were no previous shares of Series D preferred stock issued or outstanding and there is no public market for the Series D preferred stock. The Series D preferred stock is not convertible to common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

27       Financial Data Schedule

(b)      The Company filed the following reports on Form 8-K:

     January 31, 2001 - Current Form 8-K to report the designation of Class D Preferred Stock and issuance of preferred and common shares.



                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                     COMTEC INTERNATIONAL, INC.

Date:   February 15, 2001                  By:    /s/ James J. Krejci
                                              ---------------------------------
                                              James J. Krejci, President and
                                              Chief Executive Officer

                                           By:    /s/ Gordon Dihle
                                              ---------------------------------
                                              Chief Financial Officer