Form 10QSB
period 2001-03-31
COMTEC INTERNATIONAL INC
filed 2001-05-15
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

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

                              Yes     x       No
                                   -----          -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock                 Outstanding at May 11, 2001
-----------------------------------                 ---------------------------
Common Stock, $0.001 par value                              70,832,900


           Transitional Small Business Disclosure Format (check one):

                               Yes             No   x
                                   -----          -----

                                TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 2001

                           ComTec International, Inc.

PART I

Item 1.   Financial Statements
         Condensed Consolidated Balance Sheets -
         March 31, 2001 (unaudited) and June 30, 2000 (audited)               3

         Condensed Consolidated Statements of Operations                      4
         Nine Months ended March 31, 2001 and 1999 and from inception (unaudited)

         Condensed Consolidated Statements of Operations                      5
         Three Months ended March 31, 2001 and 1999

         Condensed Consolidated Statements of Cash Flows                      6
         Nine Months ended March 31, 2001 and 1999 andfrom inception (unaudited)

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis or Plan of Operation            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

PART II

Item 1.  Legal Proceedings                                                   13
Item 2.  Change in Securities                                                14
Item 3.  Defaults Upon Senior Securities                                     14
Item 4.  Submission of Matters to a vote of Security Holders                 14
Item 5.  Other Information                                                   14
Item 6.  Exhibit and Reports on Form 8-K                                     14

SIGNATURE PAGE                                                               14

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                                    March 31, 2001 June 30, 2000
                                                      (unaudited)    (audited)
                                                     ------------   -----------
Assets

Current Assets

Cash and Equivalents                                 $      4,100   $     5,100

Receivable from License Sale                              333,700             -
                                                     ------------   -----------

Total Current Assets                                      337,800         5,100

Property and Equipment, net                               876,600     1,034,100
License Rights                                                  -     1,390,700
Other Assets                                                4,500         4,500
                                                     ------------   -----------

         Total Assets                                $  1,218,900   $ 2,434,400
                                                     ============   ===========

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                               -        13,900
Accounts Payable                                            6,300        43,600
Accrued Liabilities                                       739,200       327,300
                                                     ------------   -----------

Total Current Liabilities                                 745,500       384,800
                                                     ------------   -----------

Long Term Debt, less current portion                       80,300     1,409,400
                                                     ------------   -----------

STOCKHOLDER'S EQUITY
Common Stock, .001 par value;
Authorized 100,000,000 shares;
39,697,196 shares issued
June 30, 2000 and March 31, 2001                           69,200        68,100

Capital in Excess of Par                               16,096,600    16,047,700
Deficit accumulated during the
development stage                                     (15,772,700)  (15,475,600)
                                                     ------------   -----------

                                                          393,100       640,200
                                                     ------------   -----------

         Total  Liabilities and Stockholders Equity  $  1,218,900   $ 2,434,400
                                                     ============   ===========



                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations
                                                                                      Cumulative
                                                       For the Nine Months Ended     Amounts from
                                                      March 31, 2001  March 31, 2000   Inception
                                                        (unaudited)    (unaudited)    (unaudited)
                                                        -----------    -----------    -----------
Operating Expenses
   Selling, General and Administrative                      582,900        558,900      4,417,100
   Compensation in the form of common stock                  50,000                     3,738,500
   Management fees- related party                                                          65,000

Loss before other expense (income)                          632,900       (558,900)     8,220,600
                                                        -----------    -----------    -----------

Other Income (expense)

Interest and Dividend Income                                      -        (56,000)       156,300
Interest expense                                             (8,800)      (178,500)    (1,427,000)
Rental and Other Income                                      17,400         18,300        299,400
Prepaid Calling Card services, less revenues                                           (1,832,100)
Loan Origination Fees                                                                    (532,700)
Gain (Loss) on investments, foreclosures and disposals      327,100                      (857,900)
Write-down of intangibles and LED equipment                                            (3,988,600)
Total Other Income (Expense)                                335,700       (216,200)    (7,515,200)
                                                        -----------    -----------
Net Gain (Loss)                                            (297,200)      (775,100)   (15,735,800)
                                                        ===========    ===========    ===========

Weighted Average Common Shares Outstanding               47,094,211     39,697,196     20,985,248
                                                        ===========    ===========    ===========

Net (Income) Loss per Common Share                            (0.01)         (0.02)         (0.75)
                                                        ===========    ===========    ===========




                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                    For the Three Months Ended
                                                 March 31, 2001   March 31, 2000
                                                  (unaudited)      (unaudited)


Expenses
   Selling, General and Administrative               251,500          218,800
   Compensation in the form of common stock           50,000
   Management fees- related party

Loss before other income (expense)                  (301,500)        (218,800)
                                                  ----------       ----------

Other Income (expense)

Interest and Dividend Income
Interest expense                                      (5,700)         (76,500)
Rental and Other Income                                                 8,000
Loan Origination Fees
Prepaid Calling Card services, less revenues
Loss on investments, foreclosures and disposals       (6,600)
Write-down of intangible

Total Other Income (Expense)                         (12,300)         (68,500)
                                                  ----------       ----------

Net Loss                                            (313,800)        (287,300)
                                                  ==========       ==========

Weighted Average Common Shares Outstanding        47,094,211       39,697,196
                                                  ==========       ==========

Net Loss per Common Share                              (0.01)           (0.01)
                                                  ==========       ==========

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                      For the Nine Months Ended     Cumulative
                                                    March 31, 2001 March 31, 2000  Amounts from
                                                     (unaudited)     (unaudited)     inception
                                                      --------        --------      -----------
Operating activities:
   Net Gain (Loss)                                     297,200        (775,100)     (15,752,500)
                                                      --------        --------      -----------
Adjustments to reconcile net loss to
  Net cash used by operating activities:
    Depreciation expense                               153,000          161,100         846,000
    Services and Interest exchanged for stock           50,000                -       3,354,200
    Gain on Sale of Marketable Securities                    -                -         (10,000)
    Write Down of Intangible                                 -                -       3,988,600
    Losses on investments, foreclosure and disposal      6.600                -         683,800

 Changes in assets and liabilities:
     Accounts receivable                                     -           63,100         (25,300)
     Deposits and other                                      -           53,800          (2,500)
     (Increase) decrease in other current             (333,700)               -         322,600
     Increase (decrease) in account payable            429,100          427,800       2,592,000
     Other Assets                                            -                -         120,700
                                                      --------        ---------     -----------
Net cash from (used) in operating activities             7,700          (69,300)     (4,527,600)

Investing activities:
  Proceeds of Sale of Marketable Securities                  -                -         267,500
  Proceeds from acquisition                                  -                -          22,100
  License rights                                             -                -        (424,300)
  Marketable securities                                      -                -        (255,600)
  Non-Operating assets                                       -                -         (25,000)
  Related Party                                              -                -         (39,000)
  Purchase of property, plant and equipment             (2,100)               -      (1,701,900)
  Other                                                      -                -      (1,400,000)
                                                      --------        ---------     -----------

Net cash used in investing activities                   (2,100)               -      (2,296,200)

Financing activities:
  Advances from related party                                -                -       1,184,500
  Proceeds: private place of common stock                    -                -       1,138,900
  Proceeds: short term notes                                 -                -       1,295,100
  Warrants                                                   -                -          30,000
Convertible Debentures                                       -                -       4,100,000
  Payments on notes payable                             (5,900)               -        (887,900)
  Payment on long-term notes payable                      (700)           4,200          32,700
                                                      --------        ---------     -----------
Net cash provided by financing activities               (6,600)           4,200       6,827,900

Increase (Decrease) in cash                             (1,000)         (65,100)          4,100
Beginning cash balance                                   5,100           70,500               -
                                                      --------        ---------     -----------
Ending cash balance                                      4,100            5,400           4,100
                                                      ========        =========     ===========

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements

     Note 1.

     a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 10-KSB as of June 30, 2000. The notes to the audited financial statements presented withthe Company's SEC Form 10-KSB as of June 30, 2000 are an integral part of the audited balance sheet data presented herein.

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

     During the quarter ended March 31, 2001 and through the present the Company continued as a developmental stage entity focused on transfer of management of its SMR systems and business to CMSR Systems, Inc., developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

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

Funding Efforts:

     In the previous fiscal year and in the quarter ended March 31, 2001, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. The Company has several proposals for private funding with unrelated entities pending. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, cable systems, telecommunication or computer related businesses, information and data services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

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

(b)   Liquidity and Capital Resources

     The Company reported a net loss (unaudited) of $313,800 for the quarter ended March 31, 2001 and has reported net losses from inception (March 15, 1994) to March 31, 2001 of $15,735,800. The Company had deficient working capital at March 31, 2001 of $407,700. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of common stock, no assurances can be given that the sources of borrowings would continue. The

Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company.

     Management has continued to develop a strategic business plan to raise private financing, develop a management team, maintain reporting compliance and seek new expansive areas in cable television, broadband communications, telecommunications, informational and related business. In order to reduce negative cash flow the Company entered an agreement to sell its FCC licenses to satisfy debt requirements and in a plan anticipated to generate cash flows, has entered into an agreement to lease its SMR equipment.

     From May 1, 2001 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $100,000. This amount is composed of $100,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations or proceeds from lease income or sales of assets.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of March 31, 2001, the unaudited results of the Company indicated deficit working capital of $407,700. All during fiscal 2000 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to develop SMR assets and initiate revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At March 31, 2001 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

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

     - On March 23, 2001, the Company entered into a letter agreement with the Company CEO, which remains to be formalized, by which James Krejci renewed his employment as CEO of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to fifteen percent (15%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 15% of the Company's outstanding common shares over a three year period ending February 16, 2004. The strike price of all of the potential options, is 80% of the closing bid price of the Company's common stock on February 15, 2001. On February 16, 1998, the Company entered into a letter agreement with James Krejci by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. By the completion of this three year agreement Mr. Krejci became vested in common stock options for ten percent (10%) of the outstanding common stock of the Company. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's original appointment date as CEO of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase

          1,300,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after January 1, 2001, to purchase 1,700,000 shares of the Company's .001 par value common stock at a strike price of $..067 per share, based upon a calculation of 111% of the .07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Krejci.

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

     - Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, which remains to be formalized, by which Marc Massen became employed as President of the Company. The letter agreement calls for a one year employment agreement with the opportunity for Mr. Maassen to obtain, through common stock option agreements, up to eight percent (8%) of the outstanding common stock of the Company over a one year period. The preliminary agreement calls for Mr. Maassen to receive stock options vesting in quarterly increments of 2% to equal a total of 8% of the Company's outstanding common shares over a one year period. The strike price of all of the options is 80% of the bid price of the Company's common stock on October 31, 2000.

     During quarter ended March 31, 2001, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     For the quarter ending March 31, 2001, the Company incurred General and Administrative Expenses of $251,500, an increase of $32,700 from the quarter ending March 31, 2000, when the Company incurred expenses of $218,800. Included in General and Administrative Expenses was a charge to legal settlements of $100,000 with respect to settlement of a financing vendor litigation claim. The Company also reported "Other Expense" of $12,300, consisting of interest expense and loss on disposal of equipment. The Company's Quarter ended March 31, 2001 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

Litigation with Former Officer and Director

     On February 1, 1999 Donald Mack, the former CEO, President and director of ComTec International, Inc. filed a complaint in the District Court, City and County of Denver, State of Colorado, Civil Action Number 99CV634, Courtroom 6, against ComTec International, Inc. ("ComTec") as well as two individual defendants, a current officer and a shareholder of ComTec. On March 24, 1999, ComTec filed its Answer and extensive Counterclaims against Donald Mack ("Mack"). Mack alleges that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired in May of 1998). Mack further alleges that although he resigned as an officer in June 1998, he was wrongfully induced to resign. Mack alleges that he is due salary, car allowance, health plan payments, life insurance payments, stock bonuses and other items from June 30, 1998 through June 30, 2002. ComTec's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to Mack. ComTec's answer further states as affirmative defenses that Mack's claims are barred by the doctrine of estoppel and unclean hands, that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality, that Mack's claims are barred by failure of consideration, fraud and illegality, waiver, failure to mitigate, that Mack's alleged claims are more than setoff by the counterclaims of ComTec against Mack and that Mack's alleged damages, if any, are the result of Mack's own actions. ComTec believes it has meritorious and virtuous defenses and anticipates that it will vigorously and effectively defend against any and all claims by Mack. The Company filed a number of Counterclaims against Mack. Among the Counterclaim allegations of ComTec against Mack are allegations that an agreement entered into in May of 1995, whereby Mack gained control of ComTec through an agreement for ComTec to purchase the assets of a corporation controlled by Mack, KeyStone Holding Corporation, was entered into with intent to defraud ComTec and its shareholders. Among other allegations, ComTec alleges that misrepresentations and omissions of material fact were made by Mack prior to the Keystone transaction, that Mack used ComTec as an instrumentality for his own personal benefit and affairs, that Mack acted to conceal material facts regarding Mack's ultra vires and unauthorized acts in the name of ComTec. ComTec further alleges that Mack took unauthorized and unearned bonuses in stock of ComTec and cash, that the execution of the employment addendum through which Mack is alleging amounts are now due him from ComTec was accompanied by circumstances of fraud and collusion, and that Mack made unauthorized use of ComTec's funds and property. ComTec's claims against Mack include: intentional misrepresentation/fraudulent inducement regarding the Keystone Transaction; fraudulent concealment/constructive fraud; breach of warranty; breach of fiduciary duty; conversion; fraudulent conveyance; civil theft pursuant to C.R.S. Sections 18-4-401 and 18-4-405 and securities fraud pursuant to C.R.S.
Section 11-51-501. ComTec seeks monetary damages and constructive trust as well as Declaratory Judgment pursuant to C.R.C.P. 57. In October of 1999, the Plaintiff, Mack, filed for bankruptcy protection. Various motions are now pending with respect to the Mack bankruptcy matter as it relates to the Company's claims against Mack as well as issues related to the status and jurisdiction of Mack's allegations against the Company. In September 2000, the state court action was remanded back to state court with the Company's claims against Mack intact. It is anticipated that this matter will be settled without cost to the Company.

     On February 14, 2000, the Company was served with a Complaint filed in Superior Court of California, County of Los Angeles, Central Division, Case No. BC 224058 entitled A-1 Business Products, Inc. vs. ComTec International, Inc. The complaint alleges damages of approximately $200,000 with respect to alleged financing arrangements. In September, 2000, the Plaintiff amended its complaint to include as defendants two employees of the Company as well as to add allegations of fraud to its compliant. In March of 2001, the Company entered into a settlement agreement wherein it agreed to pay A-1 Business Products a total of $100,000 over a period of forty months.

     Except for the foregoing, no non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 2.  CHANGE IN SECURITIES.    NONE

ITEM 3.  Defaults Upon Senior Securities.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.  OTHER INFORMATION:

     January 23, 2001, the Company's board of directors voted to issue a total of 1,111,111 shares of its $.001 par value common stock as compensation to James
J. Krejci, the Corporation's President. The shares were registered on a Form S-8 filed on February 2, 2001. No underwriter was involved in the transaction and no cash commissions or discounts were paid by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      The Company filed the following reports on Form 8-K:

     Form 8K was filed on January 31, 2001 to report the designation of Series D preferred stock.


                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                        COMTEC INTERNATIONAL, INC.

Date:   May 15, 2001                    By:    /s/ James J. Krejci
                                           -------------------------------------
                                           James J. Krejci, President and
                                           Chief Executive Officer

                                        By:    /s/ Gordon Dihle
                                           -------------------------------------
                                           Gordon Dihle, Chief Financial Officer