Form 10KSB
period 2001-06-30
COMTEC INTERNATIONAL INC
filed 2001-10-15
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the Fiscal Year Ended
                                  June 30, 2001
                           Commission File No. 0-12116

                           ComTec International, Inc.
                 (Name of Small Business Issuer in its charter)

              New Mexico                                   75-2456757
    State or other jurisdiction of                      (I.R.S. Employer
     Incorporation or organization                     Identification No.)

     12835 East Arapahoe Road, Tower 1 Suite 800, Englewood, Colorado 80112
                    (Address of principal executive offices)

                                 (303) 662-8069
                 (Issuer's Telephone Number Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $$.001 par value
                                (Title of Class)

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

State the aggregate market value of the voting stock (Common Stock) held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked price of such stock, as of a specified date within the past sixty days. As of the close of business, September 25, 2001, the aggregate market value of the Company's Common Stock (based on the average of the $.0425 bid and $.059 asked price) held by non-affiliates was $1,919,189.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Number of shares outstanding of each of the issuer's classes of Common Stock as of September 14, 2001 was 70,832,900 shares.

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

                                 Yes       No
                                     ---      ---

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           FORM 10-KSB ANNUAL REPORT - FISCAL YEAR ENDED JUNE 30, 2001

                           COMTEC INTERNATIONAL, INC.


TABLE OF CONTENTS                                                          Page

PART I

Item 1.  Description of Business............................................  3
Item 2.  Description of Property............................................  9
Item 3.  Legal Proceedings..................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders................  9

PART II

Item 5.  Market for Common Stock Equity and Related Stockholder Matters.....  9
Item 6.  Management's Discussion and Analysis or Plan of Operation.........  12
Item 6a. Quantitative And Qualitative Disclosures About Market Risk........  15
Item 7.  Financial Statements..............................................  15
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  16
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section  16(a) of the Exchange Act...........  16
Item 10. Executive Compensation............................................  18
Item 11. Security Ownership of Certain Beneficial Owners and Management....  21
Item 12. Certain Relationships and Related Transactions....................  24
Item 13. Exhibits and Reports on Form 8-K..................................  25

SIGNATURE PAGE.............................................................  27

Attachment:

INDEPENDENT AUDITOR'S REPORT AND CONSOLIDATED FINANCIAL STATEMENTS, JUNE 30, 2001 AND 2000 AND CUMULATIVE AMOUNTS FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2001.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development:

1.   GENERAL CORPORATE


     ComTec International Inc. was incorporated on July 6, 1983, in the State of New Mexico, originally under the name of Nisus Video, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company has undergone various changes to date as a result of certain reorganizations. Historical changes are more fully disclosed in prior 34 Act filings. The Company's principal office is located at 12835 East Arapahoe Road, Tower 1, Suite 800, Englewood, Colorado 80112; its telephone number is (303) 662-8069; its facsimile number is (303) 662-8485. The Company is currently authorized to issue 200,000,000 common shares, $0$.001 par value and 10,000,000 preferred shares, $0$.001 par value. The Company has one wholly owned operating subsidiary.

     From December 5, 1997, to June 1st, 1999, The Company's wholly owned subsidiary, American Wireless Network "AWN," operated specialized mobile radio ("SMR") sites in seven Metropolitan Trade Areas in the southeastern U.S.A. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN were undertaken by CMSR Systems, Inc., an unaffiliated Nevada Corporation, under a management contract wherein AWN supervised management of the systems pursuant to FCC rules but actual hands on operations were conducted by CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC and the transaction was consummated. As a result, the Company had no 900 SMR operations after September, 2000. The communication equipment owned by the Company remains under a long term lease to CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in broadband communications systems, cable television systems, telecommunications, information industries, financial services or other compatible business operations.

2.   CURRENT OPERATIONS

     OPERATING SUBSIDIARY

     On December 3, 1996, the Company formed AWN, a wholly owned subsidiary of the Company, to pursue opportunities in the Specialized Mobile Radio (SMR) industry. In connection with this transaction, the Company transferred all SMR radio licenses under the ownership and control of the Company to AWN (in exchange for 500,000 shares of common stock in AWN). On December 22, 1996, AWN issued an additional 143,000 shares of common stock to three Company affiliated entities. In March of 1997, all shares of AWN held outside of the Company were exchanged for stock in the Company. As of March 31, 1997, and currently, the Company owns all of the outstanding common stock of AWN.

     From December 5, 1997, to June 1st, 1999, AWN operated specialized mobile radio ("SMR") sites in seven Metropolitan Trade Areas in the southeastern United States. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN were undertaken by CMSR Systems, Inc., an unaffiliated Nevada Corporation, under a management contract wherein AWN supervised management of the systems pursuant to FCC rules but actual hands on operations were conducted by CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC and the transaction was consummated. As a result, the Company had no 900 SMR operations after September, 2000. The communication equipment owned by the Company remains under a long term lease to CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in broadband communications systems, cable television systems, telecommunications, information industries, financial services or other compatible business operations.

     PRINCIPAL OFFICE OF REGISTRANT

     On December 31, 2000, the Company relocated its principal offices to Suite 800, Tower 1, 12835 East Arapahoe Road, Englewood, Colorado, 80112. The Company's phone number is (303) 662-8069.

3.   MANAGEMENT

     The Company's current management consists of James J. Krejci and Gordon Dihle. Mr. Krejci, an MBA and former top executive with Jones Intercable, Inc. and Jones International, Ltd., serves as President and CEO. Mr. Dihle, an attorney and CPA, serves as the Secretary and Treasurer.

4.   ASSET FORFEITURES, DISPOSITIONS AND TERMINATIONS OF CONTRACT RIGHTS

     DISPOSITION OF SMR LICENSES

     As previously reported on Form 8K filed April 30, 1999, on April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc. ("Buyer"), a Nevada Corporation unaffiliated with the Company. The purpose of the Asset Acquisition Agreement was to facilitate the sale by American Wireless Network, Inc. to CMSR Systems, Inc. of specifically identified 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC and the transaction was consummated. As a result, the Company had no 900 SMR operations after September, 2000. AWN retained a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The agreement also included a capital lease of SMR related equipment owned by AWN to CMSR Systems, Inc. The 900 MHz Licenses and American Wireless Network, Inc.'s customer base and customer lists associated with the specified 900 MHz licenses sold to CMSR Systems, Inc. were originally purchased by American
Wireless Network, Inc. on July 6, 1998 as a part of the acquisition of divisional segment assets from Centennial Communications Corp. which was reported in Item 2 of Form 8K's dated December 26, 1997, and September 3, 1998, and Items 2 and 7 of the form 8K-A and Exhibits thereto dated February 9, 1999.

(b)  Business of Issuer:

     American Wireless Network, Inc. ("AWN"), a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company. The Company's SMR operations were conducted through AWN. At present AWN conducts no active operations but acts as the lessor of a lease of SMR related equipment owned by AWN to CMSR Systems, Inc. and retains a seven and one half percent operating interest in the operational segment represented by the licenses and operations it sold to CMSR Systems, Inc.

     During the fiscal year ended June 30, 2001, and through the present, the Company has continued as a developmental stage entity focused on seeking and evaluating potential merger and acquisition candidates. Activities have been concentrated on revising the Company's strategic business plan, financing efforts, negotiations to acquire other entities and operations, maintaining management, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company is exploring potential acquisition and or merger transactions with amenable business opportunities in telecommunications, information industries, financial service industry or other compatible business operations.

Current Status and Operations

     From December 5, 1997, to June 1, 1999, AWN operated specialized mobile radio ("SMR") sites in seven Metropolitan Trade Areas in the southeastern United States. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN were been undertaken by CMSR Systems, Inc., an unaffiliated Nevada Corporation, under a management contract wherein AWN supervised management of the systems pursuant to FCC rules but actual hands on operations were conducted by CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC and the transaction was consummated. As a result, the Company had no active 900 SMR operations after September, 2000. AWN retained a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The communication equipment owned by the Company remains under a long term lease to CMSR Systems, Inc. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in broadband communications systems, cable television systems, telecommunications, information industries, financial services or other compatible business operations.

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

(c)  Government Regulation:

     The Company's remaining SMR assets are subject to government regulation primarily by the FCC. The licensing, operation, assignment, and acquisition of 900 MHz SMR licenses are regulated under the Communications Act of 1934, as amended in 1996 (the "Communications Act"). Since that time, the FCC has adopted new rules converting interconnected SMR service from a private radio service to a commercial mobile radio service and has proposed other new rules allowing operational flexibility and mandating future licensing by competitive bidding. The FCC periodically has various dockets under consideration, which could result in changes to the FCC's rules, regulations, and policies. Certain rule, regulation or policy changes by the FCC could potentially affect the financial standing of the Company.

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

     Other Federal regulations. The Company is generally subject to the jurisdiction of various federal agencies and instrumentalities in addition to the FCC and the FAA including but not limited to the United States Environmental Protection Agency, the United States Department of Labor, the United States Occupational Safety and Health Administration, the United States Equal Employment Opportunity Commission, the United States Securities and Exchange Commission and others. While the Company believes that it is operating in conformity with all material applicable rules and regulations, policies, rule changes, and other future actions by these agencies could adversely effect the operations and financial standing of the Company.

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

(d)  Employees and Consultants:

     As of the date of this filing, the Company and its wholly owned subsidiary AWN employs a total of two (2) persons: James Krejci, President and Chief Executive Officer of the Company and Gordon Dihle, the Secretary/Treasurer of the Company. The Company periodically retains outside consultants such as attorneys, accountants, engineers, technicians and industry consultants to perform certain corporate administrative tasks and SMR related functions.

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

     Limited Revenues; Limited Relevant Operating History; Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit. Since its inception, the Company has been engaged primarily in the acquisition of FCC Licenses and the construction of facilities to begin commercial operation of such licenses and, therefore, has had very limited revenues from sales of its services. Management has not included revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the wireless communications industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of services in new markets. The Company has incurred operating losses in each quarter since inception and on June 30, 2001, the Company had an accumulated deficit of approximately $16,249,000. Since such date, losses have increased and are continuing through the date of this report. Accordingly, it is anticipated that the Company will continue to incur significant losses. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

     Significant Capital Requirements; Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its plan to acquire an operating entity or effect a business combination and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders. The Company's independent public accountants have included an explanatory paragraph in their reports on the Company's financial statements for the years ended June 30, 2001 and 2000, which express substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

     Management of Growth and Attraction and Retention of Key Personnel; Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute any future business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's future success depends in large part on the continued service of its key management personnel. The Company believes that its future success also depends on its ability to attract and retain skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse effect on the financial condition and results of operations of the Company.

     Technological Advances and Evolving Industry Standards; The wireless communications industry, and in particular the SMR industry, is characterized by rapid technological developments, changes in customer requirements, evolving industry standards and frequent new product introductions. In the future, the Company will have no management control over its remaining SMR assets. Therefore, there is no assurance that the Company's SMR assets will maintain its value or functionality with the rapid evolution of the wireless communications industry.

     Dependence on Governmental Regulation. The licensing, operation, acquisition and sale of the Company's SMR licenses are regulated by the FCC. FCC regulations have undergone significant changes during the last five years and continue to evolve as new FCC rules and regulations are adopted pursuant to Omnibus Budget Reconciliation Act of 1993 and

Telecommunications Act. The Company's ability to conduct its business is dependent, in part, on its compliance with FCC rules and regulations. See "ITEM
1. DESCRIPTION OF BUSINESS - Government Regulation." Future changes in regulation or legislation affecting the Company's system, including Congress' and the FCC's recent allocation of additional commercial mobile radio services spectrum, could materially adversely affect the Company's remaining SMR assets.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Office:

     AWN leases approximately 800 square feet of executive office space at 12835 East Arapahoe Road, Tower 1 Suite 800, Englewood, Colorado from an unaffiliated party. The month to month office lease is prepaid to December 31, 2001. All corporate, administrative, accounting and operational functions are carried out from the corporate headquarters. The Company shares offices with AWN. This lease space is fully utilized for Company purposes and is adequate for the Company's current needs.

ITEM 3.  LEGAL PROCEEDINGS

     On February 1, 1999, Donald Mack, the former CEO, President and Director of ComTec International, Inc., filed a complaint in the District Court, City and County of Denver, State of Colorado, Civil Action Number 99CV634, Courtroom 6, against ComTec International, Inc. ("ComTec") as well as two individual defendants, including a current officer of ComTec. On March 24, 1999, ComTec filed its Answer and extensive Counterclaims against Donald Mack ("Mack"). Mack alleged that he is entitled to continued compensation and benefits based upon a March 31, 1997 addendum to his December 26, 1995 employment contract (which expired in May of 1998). Mack further alleged that although he resigned as an officer in June 1998, he was wrongfully induced to resign. ComTec's answer stated that the March 31, 1997 addendum was null and void as a matter of law, denied any wrongdoing or inducement and denied any and all liability to Mack. The Company filed a number of Counterclaims against Mack. In October of 1999, the Plaintiff, Mack, filed for bankruptcy protection. In September 2001, all claims and counterclaims with respect to Mack were finally and fully settled with no payment by either side.

     On February 14, 2000, the Company was served with a Complaint filed in the Superior Court of California, County of Los Angeles, Central Division, Case No. BC 224058, entitled A-1 Business Products, Inc. vs. ComTec International, Inc. The complaint alleges damages of approximately $200,000 with respect to alleged financing arrangements. In September 2000, the Plaintiff amended its complaint to include as defendants two employees of the Company as well as to add allegations of fraud to its compliant. In March of 2001, the Company entered into a settlement agreement wherein it agreed to pay A-1 Business Products a total of $100,000 in payments of $6,250 per quarter over a period of four years.

     Except for the foregoing, no non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders during the year ended June 30, 2001.

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

     On December 26, 1997, the Board of Directors, pursuant to shareholder approval granted at the annual meeting of shareholders held on March 28, 1997, voted to approve a one for five (1:5) reverse stock split of the Company's $$.001 par value Common Stock effective January 31, 1998. Financial information contained in this report has been restated to reflect this split. All share and per share data is stated to reflect the reverse split.

     The following table indicates the quarterly high and low bid market price ranges of the Company's Common Stock in the over-the-counter market on the Electronic Bulletin Board for the fiscal years ended June 30, 2000 and June 30, 2001, as reported by the Nasdaq-Amex Market Group, an NASD company. The information supplied represents quotations between dealers that does not include retail markups, markdowns or commissions, actual transactions and any adjustments for stock dividends.

     The following chart is made considering the effect of the one for five reverse stock split effective January 31, 1998, and rounded to nearest full penny for presentation purposes only.

                                                                BID       BID
                                                               HIGH($)   LOW($)
                                                               -------   ------
     Fiscal 2001:
     ------------
     First Quarter: July 1, 2000 through September 30, 2000    $  0.18   $ 0.07
     Second Quarter: October 1, 2000 through Dec. 31, 2000     $  0.11   $ 0.05
     Third Quarter: January 1, 2001 through March 31, 2001     $  0.09   $ 0.05
     Fourth Quarter: April 1, 2001 through June 30, 2001       $  0.10   $ 0.05

     Fiscal 2000:
     ------------
     First Quarter: July 1, 1999 through September 30, 1999    $  0.08   $ 0.04
     Second Quarter: October 1, 1999 through December 31, 1999 $  0.14   $ 0.06
     Third Quarter: January 1, 2000 through March 31, 2000     $  0.66   $ 0.08
     Fourth Quarter: April 1, 2000 through June 30, 2000       $  0.18   $ 0.07

(b)  Holders:

     As of September 14, 2001, the approximate number of holders of record of shares of the Company's Common Stock, $$.001 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

               Title of Class                  Number of Record Holders
               --------------                  ------------------------

           Common Stock, $$.001 par                      600

(c)  Dividends:

     The Company has paid no dividends during fiscal years ended June 30, 2001, June 30, 2000 or to the present date. Other than the requirements of the New Mexico Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

     The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

Unregistered shares issued

     The following shares of the Company's $.001 par value Common Stock were issued without registration to the named individuals during the fiscal year ended June 30, 2001 which the Company believed to be exempt from registration requirement as a nonpublic offering.

--------------------------------------------------------------------------------
    Date     Number of Shares      Issued to                Consideration
--------------------------------------------------------------------------------

08/24/2000        36,000       Marc Maassen             Services as a Director
02/02/2001        50,000       Larry Tyler              Services
04/11/2001       143,000       Butch Gordon             Rent of Corporate Office
07/13/2000*       45,000       John Brent               Settlement of litigation
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    Date     Number of Shares      Issued to                Consideration
--------------------------------------------------------------------------------

07/13/2000*       60,000       Moris Cohen              Settlement of litigation
07/13/2000*      112,000       Joseph K. Fung           Settlement of litigation
07/13/2000*       37,450       James & Myrna King Trust Settlement of litigation
07/13/2000*       18,650       Stephen S. Zucker        Settlement of litigation
07/13/2000*       26,900       Matthew R. Rutherford    Settlement of litigation
--------------------------------------------------------------------------------

* These shares were issued pursuant to a settlement agreement entered into and reported in the year ended June 30, 2000 financial statements.

     The following shares of the Company's $.001 par value Common Stock were issued as compensation for services and registered on Form S-8 to the named employee during the Fiscal Year Ended June 30, 2001.

--------------------------------------------------------------------------------
    Date     Number of Shares      Issued to                Consideration
--------------------------------------------------------------------------------

02/02/2001      1,111,111      James Krejci                 Services as CEO
04/11/2001      1,450,000      James Krejci                 Services as CEO
--------------------------------------------------------------------------------

     The following shares of the Company's $.001 par value Series D Preferred Stock were issued without registration to the named individual during the fiscal year ended June 30, 2001 which the Company believed to be exempt from registration requirement as a nonpublic offering. There is no public market for the Company's $.001 par value Series D preferred shares.

--------------------------------------------------------------------------------
    Date     Number of Shares      Issued to                Consideration
--------------------------------------------------------------------------------

06/30/2001      6,000,000      James Krejci                 Services as CEO
--------------------------------------------------------------------------------

Designation of Class D Preferred Shares.

     As was reported in Form 8K filed January 29, 2001, on December 26, 2000, pursuant to a resolution of the Board of Directors adopted by unanimous consent in lieu of a meeting, a series of Preferred Stock entitled "Series D Preferred Stock" was approved by the Board of Directors on behalf of the Company. Pursuant to authority granted under the Company's Articles of Incorporation, as amended, the Board of Directors approved the designation of a series of Preferred Stock of the Company to be known as "Series D Preferred Stock." The number of shares constituting the Series D Preferred Stock shall be 6,000,000, which may be issued in such amounts as shall be determined by the Board of Directors in accordance with the provisions of the Certificate of Designation. The series shall be designated Series D Preferred Stock with a par value of $.001 per share and an issue price of $$.001 per share. Holders of the Series D Preferred Stock shall be entitled to dividends of twelve percent per annum on the issue price of the certificate from the date of issue, which dividends shall accrue until declared payable by the Board of Directors and paid by the Company. In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation, whether voluntary or involuntary, the holders of the Series D Preferred Stock shall be entitled, before any assets of the Corporation shall be distributed among or paid over to the holders of the Common Stock, but only after authorized distribution or payment to the holders of the Series A Convertible Preferred Stock in accordance with the provisions of the Series A Convertible Preferred Stock Designation, to be paid $.001 per share of Series D Preferred Stock plus any accrued but unpaid dividends hereon. Except as otherwise permitted by the applicable provisions of the New Mexico Business Corporation Act, holders of the Series D Preferred Stock shall not be entitled to vote in regular elections of the Corporation for members of the board of directors so long as a sufficient number of common shares are present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled. If at any time, the Corporation shall place or be required to place for shareholder vote a proposal to liquidate or dissolve the corporation; to amend its articles of incorporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of all or substantially all of its property, assets, shares of stock or other securities, property or business; any special meeting of shareholders; or any other action by the corporation which requires a vote of its Common Stock shareholders other than for regular elections for members of the board of directors, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders. In such shareholder elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such election results. If at any time, the Corporation's management or its board of directors shall pass a resolution or enter into a contract to liquidate or dissolve the corporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of in excess of twenty five percent of its total property, assets, shares of stock or other securities, property or business, the holders of a minimum of 50% of the Series D Preferred Stock shall within 30 days of direct notice of the event made to Series D Preferred Stockholders, have the option to require that the resolution made or action taken by the Corporation's management be placed for a vote of the shareholders. If in a regular election of the Corporation for members of the board of directors a sufficient number of common shares are not present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders and establish a legal quorum. In such director elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such required quorum and election results. There were no previous shares of Series D Preferred Stock issued or outstanding and there is no public market for the Series D Preferred Stock. The Series D Preferred Stock is not convertible to Common Stock.

     On December 28, 2000, the Company's Board of Directors voted to issue a total of 6,000,000 shares of its $.001 par value Series D Preferred Stock to James J. Krejci, the Corporation's President, at an issue price of $.001 per share.. The shares are to be issued in consideration of services provided to the Company by Mr. Krejci. No underwriter was involved in the transaction and no cash commissions or discounts were paid by the Company. The shares were to be issued in a private transaction, exempt from registration.

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

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 2001, and June 30, 2000, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

     Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities
Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, the existence of well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to complete intended market roll-out, termination of proposed transactions, access to sources of capital, adverse results in pending or threatened litigation, consequences of actions by the FCC, general economics and the risks discussed under "ITEM 1. DESCRIPTION OF BUSINESS - Risk Factors" in this report.

(a)  Plan of Operation:

     From May 10, 1995 until April of 1999, the Company's strategic business plan, aside from a terminated venture in the LED screens and the divested TTI prepaid phone card investment, concentrated on wireless telecommunications. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMRS Systems, Inc. (an unaffiliated Nevada Corporation) on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN were undertaken by CMSR Systems, Inc. under a management contract wherein AWN supervised management of the systems pursuant to FCC rules but actual day to day operations were conducted by CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses to CMSR Systems, Inc. was approved by the FCC and the transaction was consummated. As a result, the Company has had no 900 SMR operations since September, 2000. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry, financial services or other compatible business enterprises.

     The Company has been and continues to be in the development stage. The Company has yet to commence its principal planned operations and from inception of the SMR business plan (March 15, 1994) generated only auxiliary revenues to defray the cost of its planned operations, with only limited success in implementing actual operations. The Company has financed its operations during the development stage from the sale of its Common Stock and from issuance of short and long-term debt.

Current Status and Operations:

     On December 5, 1997, AWN purchased seven operating SMR systems and 900 MHz licenses from Centennial Communications Corp. including the seven MTA's of:
Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; and Tulsa, Oklahoma. On April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc. ("Buyer"), a Nevada corporation, wherein those assets originally acquired from Centennial Communications Corp. were sold to CMRS Systems, Inc. Effective June 1, 1999, all operations previously conducted by AWN with respect to the 900 MHz licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC and the CMRS Systems, Inc. transaction was consummated. As a result, the Company has had no 900 SMR operations since September, 2000. AWN retained ownership of all of its SMR transmission equipment as well as a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. As a part of the Asset Acquisition Agreement (as amended), AWN assigned its tower site licenses and leased to CMSR Systems, Inc., certain SMR related transmission equipment for a five (5) year term at the initial base rate of $33,750 per quarter for the first year of payments, $42,000 per quarter for the second year of payments, $52,000 per quarter for the third year of payments, and $57,250 per quarter for the fourth year of payments; provided, however, that such Equipment Lease payments shall begin one year from the Effective Date of June 1, 1999. The Lessee shall have the option to extend the Lease for 1 year terms (up to a total of a 3 year extension after the termination of the original five year term); provided, however, that the monthly rate will be based upon the fair market value ("FMV") of Equipment on the date of any extension as agreed upon by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. Lessee shall have the option, within 30 days of the end of any term, to purchase the Equipment at the then FMV as determined by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. In the event of the bankruptcy of the Company, Lessee shall have the right to purchase the Equipment at its then FMV. This lease agreement has been recorded for financial reporting purposes as a sale of equipment through a capital lease. Management believes this agreement will partially relieve the Company of the currently existing burdens of debt service and operating deficits as well as eliminating the extensive maintenance costs related to the SMR systems.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company reported a net loss of $773,400 for the year ended June 30, 2001, and a net loss of $2,223,500 for the year ended June 30, 2000, and has reported net losses of $16,228,600 from inception (March 15, 1994) to June 30, 2001. As reported on the consolidated statements of cash flows, the Company incurred deficient cash flows from operating activities of $421,000 and $54,700 for the years ended June 30, 2001 and 2000, respectively, and has reported deficient cash flows from operating activities of $4,956,300 from inception (March 15, 1994) to June 30, 2001. To date, these losses and cash flow deficiencies have been financed principally through the sale of Common Stock and warrants and issuance of short and long-
term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. Although a portion of convertible debt was liquidated through the issuance of Common Stock, no assurances can be given that the sources of borrowings will continue. The Company is highly leveraged and a number of developments over the past year had material adverse effects on the Company. The Company has a significant investment remaining in SMR equipment and a non-operator interest in SMR assets, the recoverability of which is dependent upon the success of future events and unrelated third parties.

     Management is endeavoring to develop a strategic plan to raise private financing, develop a management team, maintain reporting compliance and explore potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry, financial services or other compatible business operations. The Company consummated a major transaction in September 2000, selling its FCC licenses in order to eliminate negative cash flow from SMR operations and satisfy its FCC debt.

     In the fiscal year ended June 30, 2001, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. The Company has several proposals for private funding with unrelated entities pending. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, cable systems, telecommunication or computer related businesses, information and data services, financial services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

     From October 1, 2001 to the end of fiscal year ended June 30, 2002, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is $270,000. This amount is composed of $270,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from the current operations. There can be no assurances that the Company will be able to successfully obtain the additional financings or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

     The Company has limited capitalization and is dependent on the proceeds of private or exempt offerings to continue as a going concern and implementing a business plan. All during fiscal 2001 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire SMR or other productive assets and initiate revenue producing operations. Any activity in the communications industry requires adequate financing and on-going funding sources. The Company entered this industry with limited financing and funding sources. The Company is currently in discussions with one or more entities for private debt and equity financing package(s).

(e)  Results of Operations:

Fiscal Year Ended June 30, 2001

     For the year ended June 30, 2001, the Company recorded a net loss before other income and expense of $829,700 and a net loss of $773,400 with a net loss per common share of $0.01. Professional fees of $94,200, the bulk of which was related to now settled litigation and accrued but unpaid officers salaries of $343,750, made up the majority of the expense attributed to the fiscal year ended June 30, 2001. Again on disposal of assets totaling $68,900 was reported as a result of the sale by the Company's subsidiary of its SMR licenses and disposition of its wireless communications equipment through a capital lease. The fiscal year ended June 30, 2001, was a year of reorganization, elimination of non-performing assets and non productive activities remaining from the prior management. Litigation with the Company's former President which has threatened the Company for the past two years was successfully settled without cost to the Company.

Fiscal Year Ended June 30, 2000

     For the year ended June 30, 2000, the Company recorded a net loss before other income and expense of $173,400 and a net loss of $2,223,500 with a net loss per common share of $0.05. Management has not included SMR operating revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. The fiscal year ended June 30, 2000, was a year of reorganization, evaluation and elimination of non-performing assets and non productive activities remaining from the prior management. Interest expense of $287,100, write-offs from telephone services discontinued in December 1997 of $479,800, and a write-down of 1,314,300 of LED equipments were recorded during the year ended June 30, 2000, making up the bulk of the total net loss of $2,223,500.

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

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of the date hereof, all the Company's long and short term debt bears fixed interest rates, however, the fair market value of this debt is sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Item 310 of Regulation S-B, for the years ending June 30, 2001 and June 30, 2000 which have been audited and reported upon by Grabau & Company, PC, Certified Public Accountants are annexed as a separate section to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Identify Directors and Executive Officers.

     The following table sets forth: (1) names and ages of all persons who presently are Directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term of office of each person named as a Director; and (4) any period during which he or she has served as such:

             Director Name/Title                From                To
         -------------------------------    ------------     -------------------
         James J. Krejci, 59                August, 1998     Next Annual Meeting
         Director, President & CEO

         Gordon D. Dihle, 46                October, 1997    May 8, 1998
         Director, Secretary & Treasurer    August, 1998     Next Annual Meeting

         Marc Maassen, 51                   October, 1998    Next Annual Meeting
         Outside Director

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

Marc Maassen: Outside Director of ComTec International, Inc. (October, 1998).

     For the five years preceding, Mr. Maassen was employed as follows:

          June 2001 through  present:  Self employed   communications   industry
     consultant.

          January 2001 through May 2001: President of ComTec International, Inc.

          September 2000 through December 2000: Self employed communications and computer industry consultant.

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

     None.

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

(f)  Compliance with Section 16(a) of the Exchange Act:

     To the date of this filing and to the best of knowledge of the Company, Form 3 has been filed by its current officers and Directors, Form 4 filings have not been required, and no supplemental Form 5 had been filed with the Securities Exchange Commission (SEC) by any of its current officers or Directors at June 30, 2001. As of the date of this report, the SEC has not taken any additional action with regard to any failure to file reports.

     The Company, to the best of its knowledge, believes the following person (shareholder) who may have had Section 16 filing requirements during the fiscal year ended June 30, 2001, has not complied with Section 16: Cayman Offshore International, Inc., Overseas Foreign Holdings, Inc., Queens Cross Group, Inc. and Zephyr Directors, Limited.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  General

     (1) through (7) All Compensation Covered. During the fiscal year ended June 30, 2001, the Company employed the following senior management personnel who served pursuant to employment agreements further described in Section (f) below.

(b)  Summary Compensation Table.

     No employee of the Company other than James J. Krejci, its CEO, earned in excess of $100,000 during the fiscal years ended June 30, 2000 and June 30, 2001.

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION       LONG TERM COMPENSATION
                         ---------------------------  --------------------------
Name and Position  Year   Salary     Bonus     Other  SAR   Options  LTIP  Other
-----------------  ----  --------- ----------  -----  ----  -------  ----  -----

James J. Krejci    2001  $157,500* $157,500**  None   None    None   None   None
CEO and President  2000  $120,000     None     None   None    None   None   None
-----------------------
-   *Salary of $157,500 was accrued but not actually paid to Mr. Krejci.
- **$.001 par value Stock valued at $151,500 was issued to Mr. Krejci and registered on Form S-8. Additionally, the Board of Directors voted to issue $.001 par value Series D Preferred Stock valued at $6,000 to Mr. Krejci.

(c) Option/SAR Grant Table. During the fiscal years ended June 30, 2001 and 2000, no effective grants of stock options or freestanding SAR's were made by the Company.

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

     The Plan will be administered by the Compensation Committee of the Board of Directors (the "Committee"). Transactions under the Plan are intended to comply with all applicable conditions of Rule16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In addition to determining who will be granted Options, the Committee has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Committee may determine which Options may be intended to qualify ("Incentive Stock Option") for special treatment under the Internal Revenue Code of 1986, as amended from time to time, (the "Code") or Non-Qualified Options ("Non-Qualified Stock Options") which are not intended to so qualify.

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

         No options were formally issued from the 1997 Stock Option Plan during the year ended June 30, 2001. As a disinterested Director, Marc Maassen became entitled to receive automatic option grants to purchase 14,000 shares of the Company's Common Stock upon his initial appointment as a Director on September 30, 1998, and an option for an additional 14,000 shares on each anniversary of his term as a Director, September 30, 1999 and September 30, 2000.

(d)  Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     During the fiscal year ended June 30, 2001, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 980,000 shares of the Company's Common Stock, $$.001 par value per share are reserved for issuance pursuant to the Company's 1997 stock option plan as adopted by the Company's Board of Directors on February 12, 1997, and approved by the shareholders on March 28, 1997.

(e)  Compensation of Directors.

     No Director of the Company received any compensation in his capacity as Director during the fiscal year ended June 30, 2001.

(f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     On March 23, 2001, the Company entered into a letter agreement with the Company CEO, which remains to be formalized, by which James Krejci renewed his employment as CEO of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through Common Stock option agreements, up to fifteen percent (15%) of the outstanding Common Stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 15% of the Company's outstanding common shares over a three year period ending February 16, 2004. The strike price of all of the potential options is 80% of the closing bid price of the Company's Common Stock on February 15, 2001. On February 16, 1998, the Company entered into a letter agreement with James Krejci by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. By the completion of this three year agreement Mr. Krejci became vested in Common Stock options for ten percent (10%) of the outstanding Common Stock of the Company. The strike price of all of the vested options is $.056 per share, representing 80% of the bid price of the Company's Common Stock on September 2, 1998, (closing bid price $.07), Mr. Krejci's original appointment date as CEO of the
Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's $.001 par value Common Stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase 1,300,000 shares of the Company's $.001 par value Common Stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after January 1, 2001, to purchase 1,700,000 shares of the Company's $.001 par value Common Stock at a strike price of $.067 per share, based upon a calculation of 111% of the .07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Krejci.

     Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through Common Stock option agreements, up to seven and one half percent (7.5%) of the outstanding Common Stock of the Company over a three year period. The preliminary agreement calls for Mr. Dihle to receive stock options vesting in annual increments of 2.5% to equal a total of 7.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's Common Stock on September 2, 1998, (closing bid price $.07), Mr. Dihle's date of appointment as Chief Financial Officer of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 1999, to purchase 1,000,000 shares of the Company's $.001 par value Common Stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 2000, to purchase 1,000,000 shares of the Company's $.001 par value Common Stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after January 1, 2001, to purchase 1,400,000 shares of the Company's $.001 par value Common Stock at a strike price of $.067 per share, based upon a calculation of 111% of the
 .07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Dihle.

     Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, by which Marc Maassen became employed as President of the Company. The letter agreement called for a one year employment agreement with the opportunity for Mr. Maassen to obtain, through Common Stock option agreements, up to eight percent (8%) of the outstanding Common Stock of the Company over a one year period. The letter agreement calls for Mr. Maassen to receive stock options vesting in quarterly increments of 2% to equal a total of 8% of the Company's outstanding common shares over a one year period. The strike price of all of the options is 80% of the bid price of the Company's Common Stock on October 31, 2000. Prior the year ended June 30, 2001, Mr. Maassen resigned as President of the Company effective May 31, 2001.

     Report on Repricing of Options/SAR's.

     During  the  fiscal  year  ended  June  30,  2001,   no  stock  options  or
freestanding SAR's were repriced.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners:

     The information is furnished as of September 24, 2001 as to the number of shares of the Company's Common Stock, $$.001 par value per share owned beneficially, or is known by the Company to own beneficially more than 5% of any class of such security who is not also an Officer or Director of the Company:

     At June 30, 2001, the Company had outstanding Class A $.001 par value Common Stock. Each common share entitles the holder to one vote in any matter submitted to shareholders for approval. The common shares vote as a single class.

         Name and Address               Amount and Nature          Percentage
       of Beneficial Owner            of Beneficial Ownership    of Total Class
-----------------------------------   -----------------------   ---------------

Cayman Offshore International, Inc.          218,676 (1)               .3%
PO Box 1561GT
Zephyr House, Mary Street
Grand Caymen, British West Indies

Overseas Foreign Holdings, Inc.              274,286 (2)               .4%
PO Box 1561GT
Zephyr House, Mary Street
Grand Caymen, British West Indies

Queens Cross Group, Inc.                     114,000 (3)               .2%
PO Box 1561GT
Zephyr House, Mary Street
Grand Caymen, British West Indies

Zephyr Directors Limited*                    606,962             .9% as a group
c/o G. James Cleaver
E&Y Restructuring
PO Box 510GT
Bermuda House, 2nd Floor
British American Centre
Dr. Roy's Drive
Grand Caymen, Cayman Islands
-------------------------------

(1) These shares are also included in the total of 30,579,803 shares which Zephr Directors Limited has voting power over as the managing director of Queens Cross Group, Inc. and Cayman Offshore International, Inc.

(2) Zephyr Directors Limited has voting control but not beneficial ownership over 30,579,803 shares of the Company's common shares in its capacity and function of managing director of fifty three foreign entities located in Grand Cayman, Cayman Islands, including Queens Cross Group, Inc. and Cayman Offshore International, Inc., both of which are individually a beneficial owner of greater than 5% of the Company's Common Stock. Zephyr Directors Limited is a subsidiary of Zephyr International Limited which holds a Cayman Islands Company Manager license. Zephyr International Limited is subject to a Winding-Up Order dated October 24, 2000, in the Grand Court of the Cayman Islands whereby G. James Cleaver of Ernst & Young, (E&Y Restructuring) PO Box 510GT, 4th Floor, One Capital Place, George Town, Grand Cayman was appointed Official Liquidator of Zephyr International Limited.

(b)  Security Ownership of Management:

     The information is furnished as of September 24, 2001 as to the number of shares of the Company's Common Stock, $$.001 par value per share owned by each executive officer and Director of the Company and by all executive officers and Directors as a group:

      Name and Address               Amount and Nature            Percentage
     of Security Owner             of Security Ownership        of Total Class
-----------------------------      ---------------------        --------------

Gordon D. Dihle                          218,676 (1)                  .3%
10333 Behrens Mile Road
Byers, Colorado  80103

James Krejci                             274,286 (2)                  .4%
1133 Race Street
Denver, Colorado  80206

Marc Maasen                              114,000 (3)                  .2%
240 Hope Place
Boulder, Colorado  80203

Total officers and directors,            606,962                .9% as a group
(3 persons)
------------------------------------

(1) Includes 14,070 shares owned by a professional corporation owned by Mr. Dihle. Does not include stock options potentially equal to up to 7.5% of the Company's common shares which Mr. Dihle has the potential to earn pursuant to an employment agreement over a three year period ending January 1, 2002. Does not include a non-formalized options to purchase 3,400,000 shares of the Company's common shares effective after July 1, 2000.

(2) Does not include stock options potentially equal to up to 25% of the Company's common shares which Mr. Krejci has the potential to earn pursuant to an employee agreement over a three year period ending February 16, 2001. Does not include a non-formalized options to purchase 4,300,000 shares of the Company's common shares effective after January 1, 2001.

(3) Includes automatic stock options to purchase 42,000 shares of Common Stock which accrued to Mr. Maassen as an outside Director under the Company's 1997 incentive stock option plan. Does not include stock options of 2% of the Company's common shares which Mr. Maassen earned pursuant to an employment agreement over the one quarter period ending March 31, 2001.

     The information is furnished as of September 24, 2001, as to the number of shares of the Company's Series D Preferred Stock, $$.001 par value per share owned by each executive officer and Director of the Company and by all executive officers and Directors as a group:

      Name and Address               Amount and Nature            Percentage
     of Security Owner             of Security Ownership        of Total Class
-----------------------------      ---------------------        --------------

James Krejci                            6,000,000 (1)                100%
1133 Race Street
Boulder, Colorado  80102
Total officers and directors,           6,000,000               100% as a group
(3 persons)
----------------------------------

(1) Except as otherwise permitted by the applicable provisions of the New Mexico Business Corporation Act, holders of the Series D Preferred Stock shall not be entitled to vote in regular elections of the Corporation for members of the board of Directors so long as a sufficient number of common shares are present in person or by proxy for the election of the board of Directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled. If at any time, the Corporation shall place or be required to place for shareholder vote a proposal to liquidate or dissolve the corporation; to amend its articles of incorporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of all or substantially all of its property, assets, shares of stock or other securities, property or business; any special meeting of shareholders; or any other action by the corporation which requires a vote of its Common Stock shareholders other than for regular elections for members of the board of directors, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders. In such shareholder elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such election results. If in a regular election of the Corporation for members of the board of directors a sufficient number of common shares are not present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders and establish a legal quorum. In such director elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such required quorum and election results.

(c)  Changes in Control.

     As was reported in Form 8K filed January 29, 2001, on December 26, 2000, pursuant to a resolution of the Board of Directors adopted by unanimous consent in lieu of a meeting, a series of Preferred Stock entitled "Series D Preferred Stock" was approved by the Board of Directors on behalf of the Company. The number of shares constituting the Series D Preferred Stock is 6,000,000, which may be issued in such amounts as shall be determined by the Board of Directors in accordance with the provisions of the Certificate of Designation. The series was designated Series D Preferred Stock with a par value of $.001 per share and an issue price of $$.001 per share. Holders of the Series D Preferred Stock shall be entitled to dividends of twelve percent per annum on the issue price of the certificate from the date of issue, which dividends shall accrue until declared payable by the Board of Directors and paid by the Company. In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation, whether voluntary or involuntary, the holders of the Series D Preferred Stock shall be entitled, before any assets of the Corporation shall be distributed among or paid over to the holders of the Common Stock, but only after authorized distribution or payment to the holders of the Series A Convertible Preferred Stock in accordance with the provisions of the Series A Convertible Preferred Stock Designation, to be paid $.001 per share of Series D Preferred Stock plus any accrued but unpaid dividends hereon. On December 28, 2000, the non-interested members of the Company's Board of Directors voted to issue a total of 6,000,000 shares of its $.001 par value Series D Preferred Stock to James J. Krejci, the Corporation's President at an issue price of $.001 per share. The shares were issued in consideration of services provided to the Company by Mr. Krejci. Except as otherwise permitted by the applicable provisions of the New Mexico Business Corporation Act, holders of the Series D Preferred Stock shall not be entitled to vote in regular elections of the Corporation for members of the board of directors so long as a sufficient number of common shares are present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled. If at any time, the Corporation shall place or be required to place for shareholder vote a proposal to liquidate or dissolve the corporation; to amend its articles of incorporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of all or substantially all of its property, assets, shares of stock or other securities, property or business; any special meeting of shareholders; or any other action by the corporation which requires a vote of its Common Stock shareholders other than for regular elections for members of the board of directors, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders. In such shareholder elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such election results. If at any time, the Corporation's management or its board of directors shall pass a resolution or enter into a contract to liquidate or dissolve the corporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of in excess of twenty five percent of its total property, assets, shares of stock or other securities, property or business, the holders of a minimum of 50% of the Series D Preferred Stock shall within 30 days of direct notice of the event made to Series D Preferred Stockholders, have the option to require that the resolution made or action taken by the Corporation's management be placed for a vote of the shareholders. If in a regular election of the Corporation for members of the board of directors a sufficient number of common shares are not present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders and establish a legal quorum. In such director elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such required quorum and election results. There were no previous shares of Series D Preferred Stock issued or outstanding and there is no public market for the Series D Preferred Stock. The Series D Preferred Stock is not convertible to Common Stock.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     On February 16, 1998, the Company entered into a three year letter agreement (as modified) with James Krejci, by which Mr. Krejci initially became employed as Chief Operations Officer of the Company and President and CEO of AWN. Pursuant to that agreement Mr. Krejci became entitled to receive Common Stock options for ten percent (10%) of the outstanding Common Stock of the Company. On March 23, 2001, the Company entered into a letter agreement with the Company CEO, which remains to be formalized, by which James Krejci renewed his employment as CEO of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through Common Stock option agreements, up to fifteen percent (15%) of the outstanding Common Stock of the Company over a three year period. SEE "ITEM 10 - EXECUTIVE COMPENSATION - (f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements."

     On December 28, 2000, the Company's Board of Directors voted to issue a total of 6,000,000 shares of its $.001 par value Series D Preferred Stock to James J. Krejci, the Corporation's President at an issue price of $.001 per share. The shares were issued in consideration of services provided to the Company by Mr. Krejci. No underwriter was involved in the transaction and no cash commissions or discounts were paid by the Company. The shares were issued in a private transaction, exempt from registration. The number of shares constituting the Series D Preferred Stock is 6,000,000, which may be issued in such amounts as shall be determined by the Board of Directors in accordance with the provisions of the Certificate of Designation. Series D Preferred Stock has a par value of $.001 per share and an issue price of $$.001 per share. Holders of the Series D Preferred Stock are entitled to dividends of twelve percent per annum on the issue price of the certificate from the date of issue, which dividends shall accrue until declared payable by the Board of Directors and paid by the Company. In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation, whether voluntary or involuntary, the holders of the Series D Preferred Stock shall be entitled, before any assets of the Corporation shall be distributed among or paid over to the holders of the Common Stock, but only after authorized distribution or payment to the holders of the Series A Convertible Preferred Stock in accordance with the provisions of the Series A Convertible Preferred Stock Designation, to be paid $.001 per share of Series D Preferred Stock plus any accrued but unpaid dividends hereon. Except as otherwise permitted by the applicable provisions of the New Mexico Business Corporation Act, holders of the Series D Preferred Stock shall not be entitled to vote in regular elections of the Corporation for members of the board of directors so long as a sufficient number of common shares are present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled. If at any time, the Corporation shall place or be required to place for shareholder vote a proposal to liquidate or dissolve the corporation; to amend its articles of incorporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of all or substantially all of its property, assets, shares of stock or other securities, property or business; any special meeting of shareholders; or any other action by the corporation which requires a vote of its Common Stock shareholders other than for regular elections for members of the board of directors, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders. In such shareholder elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such election results. If at any time, the Corporation's management or its board of directors shall pass a resolution or enter into a contract to liquidate or dissolve the corporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of in excess of twenty five percent of its total property, assets, shares of stock or other securities, property or business, the holders of a minimum of 50% of the Series D Preferred Stock shall within 30 days of direct notice of the event made to Series D Preferred Stockholders, have the option to require that the resolution made or action taken by the Corporation's management be placed for a vote of the shareholders. If in a regular election of the Corporation for members of the board of directors a sufficient number of common shares are not present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled, the holders of the Series

D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders and establish a legal quorum. In such director elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such required quorum and election results. There were no previous shares of Series D Preferred Stock issued or outstanding and there is no public market for the Series D Preferred Stock.

     Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, by which Marc Maassen became employed as President of the Company. The letter agreement called for a one year employment agreement with the opportunity for Mr. Maassen to obtain, through Common Stock option agreements, up to eight percent (8%) of the outstanding Common Stock of the Company over a one year period. The letter agreement calls for Mr. Maassen to receive stock options vesting in quarterly increments of 2% to equal a total of 8% of the Company's outstanding common shares over a one year period. Mr. Maassen resigned as President of the Company effective May 31, 2001. SEE "ITEM 10 - EXECUTIVE COMPENSATION - (f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements."

     Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which remains to be formalized, by which Gordon Dihle became employed as Chief Financial Officer of the Company. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Dihle to obtain, through Common Stock option agreements, up to seven and one half percent (7.5%) of the outstanding Common Stock of the Company over a three year period. SEE "ITEM 10 - EXECUTIVE COMPENSATION - (f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements."

     Except for the foregoing and during the fiscal year ended June 30, 2001, no officer, Director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Company or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the Company's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents or subsidiaries was or is a party.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following documents are filed herewith or incorporated herein by reference as Exhibits:

2.0      Acquisition of assets of Keystone Holding Corp. dated May 10,1995 (1)

2.1 Conversion of $1,500,000 debt to Common Stock issued to non U.S.A. residents Incorporated by reference to Form 8-K dated July 14, 1997 and April 7, 1998.

3.1 Articles of Incorporation of the Company. (incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement No. 82-88530 dated December 20, 1983). Amendment Incorporated by Reference to Form 8-K dated May 12, 1997.

3.2 By-laws. White Acquisition Group Incorporated Bylaws (former name of the Company). Incorporated by reference to Form 10KSB for June 30, 1999. Original bylaws incorporated by reference to Exhibit 3.2 to the Company's Form S-1 Registration Statement No. 82-88530 dated December 20, 1983.

3.3 Increase in Authorized Shares; Shareholders Authorization for Recapitalization and Convertible Debt Funding. Incorporated by Reference to Form 8-K dated May 12, 1997 and Form 8-K dated December 29, 1997.

3.3      Increase in Authorized Shares:   Shareholder Authorization for Increase
         in Authorized Shares. Incorporated by reference to Form 8K dated August 30, 2000.

4.0      Certificate of Designation of Series A Preferred Shares. (1)

4.1      Certificate of Designation of Series B Preferred Shares. (1)

4.2      Certificate of Designation of Series C Preferred Shares. (1)

4.3 Certificate of Designation of Series D Preferred Shares. Incorporated by reference to Exhibit filed with Form 8K filed 1/31/2001.

10.01    Form of Employment Agreement between the Company and its officers. (1)

10.02    Letter Agreement between  the  Company and James Krejci dated March 23,
         2001.

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

16.1 Letters on change in certifying accountant. (incorporated by reference to the Company's Form 8-K dated September 29, 1999 and Form 8K/A dated October 18, 1999.

16.2 Change in Certifying Accountants. Incorporated by reference to Form 8-K dated July 18, 1997.

21       Subsidiaries of the registrant.

21.1     American Wireless Network, Inc., a Colorado Corporation.
---------------------------------

(1) Incorporated by reference to exhibits filed with the Company's Form 10KSB for June 30, 1995.

(2) Incorporated by reference to exhibits filed with the Company's Form 10KSB for June 30, 1998.

(b) The Company filed three reports on Form 8-K and one Form 8-K/A during the year ended June 30, 2001, no reports on Form 8-K were filed during the quarter ended June 30, 2001, or from June 30, 2001 to the date of this report.

                                   SIGNATURES

     Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                    COMTEC INTERNATIONAL, INC.

Date:   October 15, 2001            By       s/s James J. Krejci
              Chief Executive Officer, -----------------------------------------
                                       James J. Krejci, President and CEO

                                     By:      s/s Gordon D. Dihle
               Chief Financial Officer, ----------------------------------------
                                        Gordon D. Dihle, Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each Director.


Date:   October 15, 2001            By:      s/s James J. Krejci
                                       -----------------------------------
                                       James J. Krejci, Chairman

                                    By:      s/s Gordon D. Dihle
                                       -----------------------------------
                                       Gordon D. Dihle, Director

                                    By:      s/s Marc Maassen
                                       -----------------------------------
                                       Marc Maassen, Director

Exhibit 10.2
                           ComTec International, Inc.
                             12835 E. Arapahoe Road
                                Tower 1 Suite 800
                               Englewood, CO 80112
                          303-662-8069 FAX 303-662-8485


March 13, 2001

James J. Krejci
12835 E. Arapahoe Road
Tower 1 Suite 800
Englewood, CO 80112

Dear Jim:

On behalf of the shareholders and board of directors I want to thank you for the time and efforts you've put forth on behalf of ComTec International, Inc. and American Wireless Network, Inc. in the past three years. This letter confirms in principal the basic terms of our agreement for your continued employment with ComTec International, Inc., and American Wireless Network, Inc. as Chief Executive Officer and Chairman of the Board of Directors.

We are pleased to offer you a contractual salaried position as Chief Executive Officer and Chairman of the Board of Directors of ComTec International, Inc. and American Wireless Network, Inc. as well as possible current or future subsidiaries. The official start date will be February 15, 2001. This letter will also confirm that you are now vested in perpetual options to purchase 10% of ComTec International, Inc. (at the time the options are exercised) which you earned based upon your prior three years of service.

This letter will establish a minimum of a three-year employment contract and incentive stock options which will give you the opportunity to control and purchase an additional 15% of ComTec International, Inc. within the term of this contract. The option price will be 80% of the closing bid price of ComTec on February 15, 2001. These options, like the options you earned in your previous three year contract entitling you to purchase 10% of ComTec International, Inc., are perpetual once vested and will entitle you to purchase 15% of the outstanding shares of ComTec International, Inc. at the time the options are exercised.

Some additional fine points of the contract might take some time to complete but you agree to start immediately based upon this binding letter agreement.

The following basic salary, option earn-in and other pertinent items are agreed:

Starting Salary:       $14,167 per month plus health insurance benefits.

Increase Salary: Semiannual reviews (every 6 and 12 months), predicated upon meeting milestone goals, financing, cash flow, Company achievements and your personal performance.

Cash or Stock Bonus:

Following signing hereof, a stock bonus to be S-8 registered, and thereafter, a year-end cash or stock bonus will be considered in the first month following the prior year's close of business. The amount will be determined based on both Company and personal performance.

Business Expenses:

All business related expenses, including travel and applicable continuing education, will be arranged for and paid directly by the Company or reimbursed by the Company on a timely basis.

Stock Options Vesting - upon completion of each successive one year period:

      Year One - Option Vesting 33.33% of total option - (5% of ComTec outstanding Common Stock)
      Year Two - Option Vesting 33.33% of total option - (5% of ComTec outstanding Common Stock)
      Year Three - Option Vesting 33.33% of total option - (5% of ComTec outstanding Common Stock)

We agree and understand that ComTec is currently in an uncertain and volatile position and its future is unpredictable. The promise of potential future benefit in the form of the stock options described above is provided as reward for past loyalty, as an incentive to participate in the growth of the Company and to provide potential rewards for foregoing other opportunities and assuming the risk and responsibility of long term employment as a member of ComTec's executive management team. Since changes in control and/or direction of ComTec are a possibility, and the future is certainly changeable, the following paragraphs are made a part of this binding letter agreement and shall be made a part of any more formal contract to be completed with respect to your employment as Chief Executive Officer and Chairman of the Board of Directors ("Executive").

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

Non-Competition Covenant. Executive shall not, during the term of his employment by the Company and for the one-year period immediately following the end of his employment by the Company, (a) unless Executive's employment by the Company was terminated by the Company without Cause, as defined above, act as an officer, director, employee, partner, or agent of, or invest in or lend money to, or own, directly or indirectly, any interest in, or participate in the control of, any corporation, partnership, joint venture or other business organization which has a business located in the same county as the Company and which is directly competing with the Company or offer to any person employed by the Company employment with any business entity with which Executive may become associated in any capacity other than the Company.

Executive is currently associated with Jones International, Inc. as a director and may have future association with other entities affiliated with Jones International, Inc. This Non-Competition Covenant will not restrain Executive's ability to continue those activities during the term of his employment or following termination of employment. The Company waives any conflict with respect to activities of Executive in association with Jones International, Inc.

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

Assuredly, some of the final details of the formal contract will take time for us to work out together. We are pleased to make this offer to you and expect to be able to benefit from your input, advice and experience in completing the various open matters as well as your leadership in directing the future growth, course and prospects of ComTec.

Thank you,

s/s Gordon Dihle
Chief Financial Officer
ComTec International, Inc. and American Wireless Network, Inc.

      s/s James J. Krejci
--------------------------------------------------
Agreed and accepted  -  James J. Krejci (Executive)

Date       3/13/01

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 2001 AND 2000


                                     ASSETS

                                                       2001         2000
                                                   -----------   -----------
Current Assets

   Cash and equivalents                            $     4,200   $     5,100
Accounts receivable, less allowance for doubtful
   accounts                                                  -             -
Other receivables                                      333,700             -
Other current assets                                     5,000             -
                                                   -----------   -----------
        Total current assets                           520,900         5,100

Property and equipment                                  28,100     1,034,100

License rights                                               -     1,390,700

Direct financing lease receivable                      385,000             -

Other assets                                                 -         4,500
                                                   --=-------    -----------
                                                   $   934,000   $ 2,434,400
                                                   ===========   ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
    Current portion of long-term debt              $    33,900   $    13,900
    Accounts payable                                    26,600        43,600
    Accrued liabilities                                745,700       327,300
    Shareholder and officer notes Payable               10,000             -
    Convertible debenture                                    -             -
                                                   -----------   -----------
        Total current liabilities                      816,200       384,800
                                                   -----------   -----------
Long-term debt, less current portion                    81,300     1,409,400
                                                   -----------   -----------
Shareholders' Equity (deficiency):
    Series A convertible preferred stock,
      $1, stated par and liquidation value;
      1,000,000 shares authorized;
      no shares issued and outstanding                       -             -
    Series B convertible preferred stock,
      $5 stated par and liquidation value;
      1,500,000 shares authorized;
      no shares issued and outstanding                       -             -
    Series C convertible preferred stock,
      $10 stated par and liquidation value,
      1,000,000 shares authorized;
      no shares issued and outstanding                       -             -
    Series D cumulative preferred stock,
      $.001 stated par and $.15 liquidation
      value, 6,000,000 shares authorized;
      6,000,000 shares issued and outstanding            6,000             -
    Common stock, $.001 par value,
      authorized 200,000,000 shares;
      issued and outstanding 70,832,900
      and 68,078,791 shares in 2001 and
      2000                                              70,800        68,100
Capital in excess of par                            16,208,700    16,047,700
Accumulated other comprehensive loss                         -             -
Deficit accumulated during the
    development stage                              (16,249,600)  (15,475,600)
                                                   -----------   -----------
                                                        36,500       640,200
                                                   -----------   -----------
                                                   $   934,000   $ 2,434,400
                                                   ===========   ===========

        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement


                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED JUNE 30, 2001 AND 2000 AND CUMULATIVE AMOUNTS
             FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2001


                                                        Years Ended
                                                          June 30,            Cumulative
                                                  -----------------------    Amounts from
                                                      2001        2000     Inception to date
                                                  ----------  -----------  -----------------
Operating Expenses:
   Selling, general and administrative            $  672,200  $   139,900  $       4,153,600
   Compensation in form of common stock              157,500       33,500          3,846,000
   Management fees, related party                          -            -             65,000
                                                  ----------  -----------  -----------------
                                                     829,700      173,400          8,064,600
                                                  ----------  -----------  -----------------
Loss before other income (expenses)                  829,700      173,400          8,064,600
                                                  ----------  -----------  -----------------
Other income (expenses):
   Interest and dividends                                  -            -            156,300
   Other                                                   -            -            180,200
   Interest Expense                                  (12,600)    (256,000)        (1,427,700)
   Telephone services, less revenues                       -     (479,800)        (1,789,500)
   Gain (Loss) on investments, foreclosures and
      disposal of assets                              68,900            -           (782,400)
   Write-down of loan origination fees                     -            -           (532,700)
   Write-down of LED equipment and
      intangibles                                          -   (1,314,300)        (3,988,600)
                                                  ----------  -----------  -----------------
                                                      56,300   (2,050,100)        (8,184,400)
                                                  ----------  -----------  -----------------
Net Loss                                          $ (773,400) $(2,223,500) $     (16,249,000)
                                                  ==========  ===========  =================
Basic Weighted average common shares
   outstanding                                    68,954,347   47,094,211         28,550,005
                                                  ==========  ===========  =================

Basic Loss per common share                       $     (.01) $      (.05) $            (.57)
                                                  ==========  ===========  =================












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



                         Preferred Stock Preferred Stock
                        -Series A -Series D Common Stock
                           Total      Shares     Amount     Shares   Amount   Shares     Amount
                        -----------  --------  ---------  ---------  ------  ----------  -------
Balance, beginning                -         -          -          -       -           -        -

Add (deduct):
 Proceeds from sale
  of common stock       $   629,700                                             535,737  $   500

 Issuance of stock for:
  Liquidation of debt   $   130,000                                             246,019  $   300
  Consulting services   $ 1,124,400                                             923,164  $   900
  Acquisitions          $   922,200   420,000  $ 420,000                      3,315,969  $ 3,300
  Officer's
   compensation         $ 1,218,200                                           1,600,300  $ 1,600
  Exercised warrants    $    30,000                                               6,000        -
  Intangibles                     -                                           1,040,000  $ 1,100
Reverse acquisition     $  (230,900)                                            592,662  $   600
Contribution of
  accrued officers'
  compensation          $   241,100
Net Loss:
 From inception
  (March 15,1994) to
  June 30, 1995         $(1,148,300)
 Year ended
  June 30, 1996         $(2,411,400)

Balance,
  June 30, 1996         $   505,000   420,000  $ 420,000          0  $    0   8,259,851  $ 8,300

Year ended June 30, 1997:
Add(deduct):
 Proceeds from sale
  of common stock       $   509,200                                             743,962  $   700
 Issuance of stock for:
  Liquidation of debt   $ 1,500,000                                           3,125,000  $ 3,100
  License rights        $ 1,444,500                                           1,361,786  $ 1,400
  Consulting Services   $   951,200                                           1,590,305  $ 1,600
  Conversion of
   preferred shares     $   172,700                                              69,088  $   100
  Acquisitions          $    85,000                                              63,333  $   100
  Officers'
   compensation         $    59,700                                             324,123  $   300
  Interest              $    46,600                                              97,089  $   100
 Cancellation of
  shares due to:
  Foreclosure           $  (786,200) (420,000) $(420,000)                       (98,000) $  (100)
 License rights         $(1,444,500)                                         (1,361,786) $(1,400)
 Cancelled acquisition                                                         (980,000) $(1,000)
 Write-down of
  intangible            $ 1,300,000
 Unrealized losses
  on marketable
  securities            $    (3,600)

 Net Loss year ended
  June 30, 1997         $(5,115,300)

        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                  PART OF THE CONSOLIDATED FINANCIAL STATEMENTS




                                      Accumulated   Deficit
                                         other    Accumulated
                           Capital      compre-     During the
                         in excess      hensive    Development   Prepaid      Escrowed
                           of par         loss        Stage        Media       Shares
                         -----------  -----------  -----------  -----------  -----------
Balance, beginning                 -            -            -            -            -

Add (deduct):
 Proceeds from sale
  of common stock        $   629,200

 Issuance of stock for
  Liquidation of debt    $   129,700
  Consulting services    $ 1,123,500
  Acquisitions           $ 1,744,300               $   (20,400)              $(1,225,000)
  Officer's
   compensation          $ 1,216,600
  Exercised warrants     $    30,000
  Intangibles            $ 1,298,900                            $(1,300,000)
Reverse acquistion       $  (231,500)
Contribution of
  accrued officers'
  compensation           $   241,100
Net Loss:
 From inception
  (March 15,1994) to
  June 30, 1995                                    $(1,148,300)
 Year ended
  June 30, 1996                                    $(2,411,400)

Balance,
  June 30, 1996          $ 6,181,800  $         0  $(3,580,100) $(1,300,000) $(1,225,000)

Year ended June 30, 1997:
Add(deduct):
 Proceeds from sale
  of common stock        $   508,500
 Issuance of stock for
  Liquidation of debt    $ 1,496,900
  License rights         $ 1,443,100
  Consulting Services    $   949,600
  Conversion of
   preferred shares      $   172,600
  Acquisitions           $    84,900
  Officers'
   compensation          $    59,400
  Interest               $    46,500
 Cancellation of
  shares due to:
  Foreclosure            $  (366,100)
 License rights          $(1,443,100)
 Cancelled acquisition,  $(1,224,000)                                        $ 1,225,000
 Write-down of
  intangible                                                    $ 1,300,000
 Unrealized losses
  on marketable
  securities                          $    (3,600)

 Net Loss year ended
  June 30, 1997                                    $(5,115,300)


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

                                        Preferred Stock       Preferred Stock
                                           -Series A            - Series D        Common Stock
                             Total      Shares    Amount      Shares   Amount    Shares   Amount
                          -----------  --------  ---------  ---------  ------  ----------  -------
Balance June 30, 1997    $  (775,700)         0  $       0          0  $    0  13,194,751  $13,200

Year ended June 30, 1998:
Add(deduct):
 Issuance of stock for:
  Liquidation of debt    $ 2,600,000                                           18,083,332  $18,100
  LED equipment          $ 2,400,000                                            5,000,000  $ 5,000
  Consulting services    $   193,000                                            1,732,283  $ 1,700
  Officers'
   compensation          $    50,000                                              148,369  $   200
  Loan origination
   and finders' fees     $   200,000                                            1,538,461  $ 1,500

Current period change
 in realized losses on
 marketable securities   $     3,600

 Net loss year ended
  June 30, 1998          $(3,029,900)


Balance,
 June 30, 1998           $ 1,641,000          0  $       0          0  $    0  39,697,196  $39,700


 Net loss year ended
  June 30, 1999          $(1,526,800)

Balance,
 June 30, 1999           $   114,200          0  $       0          0  $    0  39,697,196  $39,700


Issuance of stock for:
 Loan origination and
  finders' fees          $     6,200                                            6,153,844  $ 6,200
 Consulting services     $    10,000                                              227,272  $   200
 Compensation            $     3,500                                              554,979  $   600
 Liquidation of debt     $ 2,729,800                                           21,445,500  $21,400

 Net loss year ended
  June 30, 2000          $(2,223,500)

Balance,
 June 30, 2000           $   640,200          0  $       0          0  $    0  68,078,791  $68,100

Issuance of stock for:
 Compensation            $    50,000                                            1,111,111  $ 1,100
 Consulting services     $    12,200                                              193,000  $   200
 Legal settlement        $   107,500                        6,000,000  $6,000   1,450,000  $ 1,400

 Net loss year ended
  June 30, 2001          $  (773,400)

Balance,
 June 30, 2001           $    36,500          0  $       0  6,000,000  $6,000  70,832,902  $70,800




        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                  PART OF THE CONSOLIDATED FINANCIAL STATEMENTS



                                     Accumulated    Deficit
                                        other     Accumulated
                          Capital      compre-     During the
                        in excess      hensive    Development   Prepaid      Escrowed
                           of par        loss        Stage        Media       Shares
                        -----------  -----------  -----------  -----------  -----------
Balance June 30, 1997   $ 7,910,100  $    (3,600) $(8,695,400) $         0  $         0

Year ended June 30, 1998:
Add(deduct):
 Issuance of stock for
  Liquidation of debt   $ 2,581,900
  LED equipment         $ 2,395,000
  Consulting services   $   191,300
  Officers'
   compensation         $    49,800
  Loan origination
   and finders' fees    $   198,500

Current period change
 in realized losses on
 marketable securities               $     3,600

 Net loss year ended
  June 30, 1998                                   $(3,029,900)


Balance,
 June 30, 1998          $13,326,600  $         0  (11,725,300) $         0  $         0


 Net loss year ended
  June 30, 1999                                   $(1,526,800)

Balance,
 June 30, 1999          $13,326,600  $         0  (13,252,100) $         0  $         0


Issuance of stock for:
 Loan origination and
  finders' fees         $         0
 Consulting services    $     9,800
 Compensation           $     2,900
 Liquidation of debt    $ 2,708,400

 Net loss year ended
  June 30, 2000                                   $(2,223,500)

Balance,
 June 30, 2000          $16,047,700  $        0   (15,475,600) $         0  $         0

Issuance of stock for:
 Compensation           $    48,900
 Consulting services    $    12,000
 Legal settlement       $   100,100

 Net loss year ended
  June 30, 2001                                   $  (773,400)

Balance,
 June 30, 2001          $16,208,700  $         0  (16,249,000) $         0  $         0




        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                  PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           YEARS ENDED JUNE 30, 2001 AND 2000 AND CUMULATIVE AMOUNTS
             FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2001


                                                      Years Ended
                                                        June 30,            Cumulative
                                                 ----------------------    Amounts from
                                                    2001        2000     Inception to date
                                                 ---------  -----------  -----------------
Cash flows from operating activities:
Net loss                                         $(773,400) $(2,223,500) $     (16,249,000)
                                                 ---------  -----------  -----------------
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                   13,400      215,000            706,400
    Issuance of common stock for service
      and interest                                       -            -          3,324,600
    Gain on the sale of marketable securities            -            -            (10,000)
    Write-down on LED equipment and
      intangibles                                        -    1,314,300          3,988,600
    Losses (Gains) on investments, foreclosures
      and disposal of assets                       (61,900)           -            615,300
    Changes in assets and liabilities:
      Accounts receivable                                -       63,100            (25,300)
      Deposits and other                                 -            -             (2,500)
      Other current assets                          (5,000)           -              6,100
      Accounts payable and accrued liabilities     401,400      520,400          2,564,300
      Other assets                                   4,500       56,000            125,200
                                                 ---------  -----------  -----------------
                                                   352,400    2,168,800         11,292,700
                                                 ---------  -----------  -----------------
      Cash used in operating activities           (421,000)     (54,700)        (4,956,300)

Cash flows from investing activities:
  Proceeds of sale of marketable securities              -            -            267,500
  Proceeds from acquisition                              -            -             22,100
  Proceeds from direct financing lease             160,100            -            160,100
  Payments for:
    License rights                                       -            -           (424,300)
    Marketable securities                                -            -           (255,600)
    Non-operating assets                                 -            -            (25,000)
    Related party                                        -            -            (39,000)
    Property, plant, equipment and trade name       (2,300)           -         (1,702,100)
    Other assets                                         -            -            (60,500)
    Other                                                -            -            (79,500)
                                                 ---------  -----------  -----------------
    Cash used in investing activities              157,800            -         (2,136,300)
                                                 ---------  -----------  -----------------
Cash flows from financing activities:
  Proceeds from:
    Related party                                        -            -          1,184,500
    Sales of preferred stock                         6,000            -              6,000
    Sales of common stock                          163,700            -          1,302,600
    Notes payable, principally related parties     110,000            -          1,405,100
    Warrants                                             -            -             30,000
    Convertible debentures                               -            -          4,100,000
    Payments on:
      Notes payable, principally related parties         -            -           (882,000)
      Long-term debt                               (17,400)     (10,700)           (49,400)
                                                 ---------  -----------  -----------------
      Cash provided by financing activities        262,300      (10,700)         7,096,800
                                                 ---------  -----------  -----------------
Increase (decrease) in cash and equivalents           (900)     (65,400)             4,200

Cash and equivalents, beginning                      5,100       70,500                  -
                                                 ---------  -----------  -----------------
Cash and equivalents, ending                     $   4,200  $     5,100  $           4,200
                                                 =========  ===========  =================


        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement


                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
           YEARS ENDED JUNE 30, 2001 AND 2000 AND CUMULATIVE AMOUNTS
             FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2001


                                                     Years Ended
                                                        June 30,            Cumulative
                                                 ----------------------    Amounts from
                                                    2001       2000      Inception to date
                                                 ---------  -----------  -----------------
Supplemental disclosure of cash flow information:

     Cash paid for interest                      $  12,600  $     2,500  $         320,000
                                                 =========  ===========  =================

Supplemental schedule of non-cash financing activities:
     Foreclosures:
       Net book value of real property           $       -            -  $      (1,867,100)
       Mortgages, notes, and other debt                  -            -          1,081,300
       Preferred and common stock                        -            -            786,200
       Gain of foreclosure                               -            -               (400)
                                                 ---------  -----------  -----------------
                                                 $       -  $         -  $               -
                                                 =========  ===========  =================

     Common stock issued for:
       Conversion of convertible debentures      $       -  $ 2,144,550  $       6,244,550
       Acquisition of LED equipment                      -            -          2,400,000
                                                 ---------  -----------  -----------------
                                                 $       -  $ 2,144,550  $       8,644,550
                                                 =========  ===========  =================

     Common stock cancellation                   $       -  $         -  $       1,225,000
                                                 =========  ===========  =================

     Acquisitions:
       Book value of property acquired           $       -  $         -  $       1,450,800
       Debt assumed                                      -            -         (1,390,700)
       Capital lease obligation incurred                 -            -            (60,100)
                                                 ---------  -----------  -----------------
                                                 $       -  $         -  $               -
                                                 =========  ===========  =================

     Dispositions:
       Debt assumed                              $       -  $         -  $        (145,000)
       Book value of the property acquired               -            -            135,000
       Loss on deposit for terminated
         Worland acquisition                             -            -             10,000
                                                 ---------  -----------  -----------------
                                                 $       -  $         -  $               -
                                                 =========  ===========  =================

     Stock conversion                            $       -  $         -  $         172,700
                                                 =========  ===========  =================


      Read the accompanying summary of significant accounting policies and notes to the consolidated financial statements, both of which are an integral part of this consolidated financial statement

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

Direct financing lease:

     The Company leased all of its wireless communications equipment in a direct financing lease. Direct financing leases are defined as those leases which transfer substantially all of the benefits and risks of ownership equipment to the lessee. The cost of the equipment is recorded as net investment in direct financing leases. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments over the equipment's cost.

License rights:

     License rights are recorded at cost, less accumulated amortization. Licenses are amortized to operations using the straight-line method over the remaining term.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2001 AND 2000

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2001 AND 2000

Accounting Pronouncements (continued):

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


1.   Organization and business (continued):

     CCI was formed to assist in the wind-down phase of TTI and was inactive during the current fiscal year.

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

     At June 30, 2001, all subsidiaries except American Wireless Network, Inc., are effectively dissolved.

2.   Going concern, liquidity and strategic planning:

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $773,400 and $2,223,500 for the years ended June 30, 2001 and 2000 and has reported cumulative net losses of $16,249,000 from inception (March 15, 1994) to June 30, 2001. As reported on the consolidated statements of cash flows, the Company incurred negative cash flows from operating activities of $421,000 and $54,700 for the years ended June 30, 2001 and 2000 and has reported negative cash flows from operating activities of $4,956,300 from inception (March 15, 1994) to June 30, 2001. To date, these have been financed principally through the sale of common stock and warrants ($1,302,600) and issuance of short and long-term debt ($5,794,200), including related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

     The Company's principal source of working capital funding has been Geneva Reinsurance Company Ltd. (Geneva), a Nevis company, whose shareholders are clients of Zephyr International Limited (Zephyr), a Cayman Islands investment management company. Additional working capital funding was provided by Cayman Offshore International, Ltd. (Cayman), Queens Cross Group, Ltd. (Queens) and Overseas Foreign Holdings, Ltd. (Overseas) which are also clients of Zephyr.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


2.   Going concern, liquidity and strategic planning (continued):

     Hereinafter Geneva, Cayman, Queens and Overseas will be referred to in the aggregate as "clients and affiliates of Zephyr". The Company has been dependent on clients and affiliates of Zephyr to maintain its cash flow, and no assurances can be given that they will continue as a source of funding.

     Management has continued to develop a strategic business plan to raise private financing, develop a management team, maintain reporting compliance and seek new expansive areas of business acquisitions. However, in order to satisfy current obligations the Company is selling its FCC licenses to satisfy debt requirements and to generate cash flows is leasing its SMR equipment. Should the Company be successful in obtaining substantial additional debt financing, management plans to seek acquisitions of more mature businesses interests that would generate sufficient cash flow to maintain debt service.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


3.   Other comprehensive income:

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components, however, it has no impact on the Company's net loss. The components of comprehensive loss are as follows:

                                                            Year Ended
                                                             June 30
                                                             -------
                                                         2001        2000
                                                       --------   ----------
          Net Loss                                     $773,400   $2,223,500
          Other comprehensive loss:
            Unrealized loss in marketable
               Securities                                     -            -
                                                       --------   ----------
          Total comprehensive loss                     $773,400   $2,223,500
                                                       ========   ==========

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

                                                                Amount
                                                              ----------
             Down payment                                     $  200,000
             Payment at December 1997 closing                  1,000,800
             Note payable to seller due at
                 final closing, 8% interest                      444,200
             Promissory notes payable to the
                 Federal Communications Commission             1,390,700
                                                              ----------
                                                              $3,035,700
                                                              ==========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

     In March  1998,  the Company  acquired  large  Light  Emitting  Diode (LED)
     screens from a group of Geneva shareholders (Read Note 8 on convertible debentures) for $2,400,000, which was financed by the sellers and liquidated by the issuance of approximately 5,000,000 common shares at $.48 per share. Closing bid price of the common stock was approximately $0.26 per share. The Company wrote down the acquisition based upon the fair value of the stock issued ($1,300,000). Management has been authorized to sell the screens for the best possible price. Subsequently, the LED screen asset was written-off during the year ended June 30, 2000.

     During the year ended June 30, 1997, land and buildings with a net book value of $1,867,100 were foreclosed upon. The foreclosures resulted from litigation for nonperformance. Long and short-term debt ($1,081,300) and equity ($786,200) were assumed or canceled as a result of the foreclosures. The Company recognized a gain of $400, which was credited to operations.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

                 Original cash deposit                   $25,000
                 Note payable                             50,000
                 Accrued interest                          9,100
                                                         -------
                                                          84,100
                 Original basis                           75,000
                                                         -------
                 Loss on cancellation                    $ 9,100
                                                         =======

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

     In October, 2000, the Company entered into an agreement with Chadmore Wireless Group, Inc. (Chadmore) to sell certain license rights and lease certain equipment to Chadmore. Chadmore agreed to purchase the MHZ wireless licenses owned by the Company and assume the long-term debt owed to the Federal Communications Commission as discussed further in Note 9. Additionally, Chadmore agreed to give the Company either $333,700 in cash or Nextel stock equal to the same value upon acquisition of Chadmore by Nextel. Management believes the acquisition of Chadmore will occur before December 31, 2001. Additionally, Chadmore agreed to lease certain communications equipment from the Company. These lease payments are further discussed in Note 14 and is recorded as a direct financing lease. As a result of these transactions, the Company recorded a net gain upon sale of these assets of $68,900.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

6.   Detail of financial statement components:

                                                        2001         2000
                                                      --------    -----------
     Other current assets:
        Accrued interest receivable                   $      -    $         -
        Other receivables and prepaid expenses           5,000              -
                                                      --------    -----------
                                                      $  5,000    $         -
                                                      ========    ===========
     Property and equipment:
        Communications equipment                      $      -    $ 1,422,100
        Furniture, fixtures and equipment               75,000         72,700
                                                      --------    -----------
                                                        75,000      1,494,800
        Accumulated depreciation                        46,900        460,700
                                                      --------    -----------
                                                      $ 28,100    $ 1,034,100
                                                      ========    ===========
     Accrued liabilities:
        Payroll and related benefits                  $648,300    $   243,500
        Interest                                             -         60,200
        Accrued legal fees                              75,200              -
        Sales taxes                                     22,200         22,200
        Deferred revenue                                     -          1,400
                                                      --------    -----------
                                                      $745,700    $   327,300
                                                      ========    ===========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


6.   Details of financial statement components (continued):

                                                         2001          2000
                                                      ---------     ----------
     Charges to operations, losses (gains) on:
        Disposal of assets                            $   7,000     $        -
                                                      ---------     ----------
     Loss on investments, foreclosures,
        and disposal of assets                        $   7,000     $        -
                                                      =========     ==========
     Write-down of LED equipment and intangibles:

           LED equipment                              $       -     $1,314,300
           License rights                                     -              -
                                                      ---------     ----------
                                                      $       -     $1,314,300
                                                      =========     ==========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

7.   Notes payable:
                                                          2001        2000
                                                        -------     --------
     Related parties

        Notes payable, shareholder, officer and
          director, non-interest bearing, due upon
          demand                                        $10,000     $      -

        Note payable, Overseas Foreign, unsecured
          interest at 12% per annum, maturing
          October 23, 1998. Note in default,
          due on demand with interest at
          default rate of 18% from maturity                   -            -

        Note payable, Cayman, unsecured
          interest at 12% per annum, maturing
          August 21, 1998. Note in default,
          due on demand with interest at
          default rate of 18% from maturity                   -            -

        Note payable, Queens, unsecured
          interest at 12% per annum, maturing
          September 30,1998. Note in default,
          due on demand with interest at
          default rate of 18% from maturity                   -            -

        Note payable, Cayman Offshore, unsecured
          interest at 12% per annum, maturing
          January 13, 1999. Note in default,
          due on demand with interest at
          default rate of 18% from maturity                   -            -

        Note payable, Pfeiger, unsecured
          interest at 12% per annum, maturing
          June 30, 1999. Note in default,
          due on demand with interest at
          default rate of 18% from maturity                   -            -

        Note payable, Merrivale, unsecured
          interest at 12% per annum, maturing
          September 16,1999. Note in default,
          due on demand with interest at
          default rate of 18% from maturity                   -            -
                                                        -------     --------

                                                        $10,000     $      -
                                                        =======     ========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

7.   Notes payable (continued):

     On June 21, 2000, the Company issued 21,445,000 shares of common stock to Cayman in exchange for extinguishment of the above debt and accrued interest, in the amount of $2,144,550. Additionally, common stock payable in the amount of $563,850 was extinguished and contributed to capital in excess of par.


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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
                                            ==========       ===========

     No warrants were exercised as a result of this transaction. The 4,242,922 warrants can be converted into 4,242,922 shares of common stock at $4.50 per share and 24,683,332 warrants can be converted in 24,683,332 shares of common stock at $2.90 per share. The warrants expired at varying dates from June 2000 to March 2001 (Read Note 13 on warrants and options).

     As a result of the financing provided by certain Geneva shareholders, the Company agreed to pay finders fees of $245,000 each to Geneva and the managing director of Zephyr. Approximately $490,000 was paid and charged to operations on June 30, 1997 through the issuance of approximately 1.020,800 common shares at $.48 per share. An additional $160,000 was paid to the managing director of Zephyr and charged to operations on March 23, 1998 through the issuance of 1,600,000 common shares at $.10 per share. The Company also issued warrants to purchase common stock on a one for one basis. Approximately 1,020,800 warrants issued June 30, 1997 were exercisable at $4.50 per share and 1,600,000 warrants issued on March 23, 1998 were exercisable at $2.90 per share. No warrants were exercised and they expired three (3) years from date of issue, in March 2001.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


9.   Long-term debt:
                                                    2001            2000
                                                 ----------      ----------
     Promissory notes, Federal
       Communications Commission
       collateralized by SMR licenses,
       7% interest per annum only through
       August 31, 2001; quarterly principal
       and interest payments of $86,700
       thereafter through maturity on
       August 21, 2006. Assumed by Chadmore
       during October, 2000 as discussed in
       Note 4.                                   $        -      $1,390,700

     Promissory notes, non-interest bearing,
       payable quarterly at $6,250 per quarter, beginning September 1, 2001, through maturity on December 1, 2004, to settle litigation as discussed in Note 13

     Capital lease obligations, collateralized
       by communication and computer
       equipment, various interest
       rates, payable in
       monthly installments through
       December , 2004                               27,700          32,600
                                                 ----------      ----------
                                                    115,200       1,423,300

     Less current portion of long term debt          33,900          13,900
                                                 ----------      ----------
                                                 $   81,300      $1,409,400
                                                 ==========      ==========

     The aggregate maturities of the promissory notes and future minimum payments under capital leases subsequent to June 30, 2001 are presented below:

          Year ending                       Promissory         Capital
            June 30            Total           Notes            Leases
          -----------        --------       ----------         --------

              2002           $ 39,800       $   25,000         $ 14,800
              2003             39,800           25,000           14,800
              2004             33,000           25,000            8,000
              2005             12,500           12,500                -
                             --------       ----------         --------
                             $125,100       $   87,500         $ 37,600
          Less Interest         9,900                -            9,900
                             --------       ----------         --------
                             $115,200       $   87,500         $ 27,700
                             ========       ==========         ========

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000



10.  Income taxes:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

     The significant components of the deferred tax asset at June 30, 2000 and 1999 are:

                                                    2001           2000
                                                ----------      ----------
     Deferred tax asset:
        Net operating loss                      $5,483,900      $5,174,500
        Less valuation allowance                 5,483,900       5,174,500
                                                ----------      ----------
        Net deferred tax asset                  $        -               -
                                                ==========      ==========

     The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

     The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal rate due to the following:

                                                      2001           2000
                                                   ---------      ---------
     U.S. Federal statutory income
        tax rate of 35% (benefit)                  $(270,700)     $(778,200)
     Effective state income tax (benefit)            (38,700)      (111,200)
                                                   ---------      ---------
     Valuation allowance                           $(309,400)     $(889,400)
                                                   =========      =========

     At June 30, 2001, the Company had available federal net operating loss carryforwards of approximately $16,219,800, which will expire in varying years through 2016.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

11.  Shareholders' equity:

     On March 28, 1997, the Company's shareholders approved an increase in the number of authorized shares of stock from 50,000,000 to 100,000,000 common shares and from 5,000,000 to 10,000,000 preferred shares. The Board of Directors has authorized up to 4,000,000 shares of Convertible Preferred Stock, with a par value of $.001 per share. These securities are non-voting and have an issue price and liquidation value ranging from $1.00 to $10.00. The Series B is subordinate to the Series A and Series C is subordinate to the Series A and B. Each share or each series is convertible into common stock, $.001 par value at the closing bid price on the date notice of the conversion is received. No conversion may be made unless the closing bid price has reached $10.00 per Series A and $7.50 per Series B shares for more than 20 consecutive trading days. The Company may redeem the Series A at $1.00 per share, Series B at $5.00 per share and Series C at $10.00 per share. On May 1, 1997, the Company settled litigation with the holder of 420,000 shares of Series A Redeemable Convertible Preferred Stock pursuant to which the 420,000 shares of stock were returned and canceled. At June 30, 2001 and 2000, no Series A Redeemable Convertible Preferred Stock nor Series B Redeemable Convertible Preferred Stock was issued and outstanding. In September 1996, the Company issued 39,767 shares of Series C Redeemable Convertible Preferred Stock in connection with the acquisition of license rights. When management decided not to pay the settlement with the independent license holders and accordingly terminated the license option agreement, the Company canceled the Series C Redeemable Convertible Preferred Stock as if the termination occurred on June 30, 1997. The holder of the Series C Redeemable Convertible Preferred Stock has subsequently surrendered the preferred stock certificate which was canceled. At June 30, 2001 and 2000 there was no Series C Redeemable Convertible Preferred Stock issued or outstanding.

     A summary of the terms of the Redeemable Convertible Preferred Stock is as follows:

                      Issue   Liquidation   Conversion        ratio
            Type       Par       price         price      to common stock
          --------    -----   -----------   ----------    ---------------
          Series A    $.001   $      1.00   $     1.00         1:1
          Series B     .001          5.00         5.00         1:1
          Series C     .001         10.00        10.00         1:1

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

     On June 21, 2000, the Company's shareholders approved an increase in the number of authorized shares of stock from 100,000,000 to 200,000,000 common shares.

     On September 13, 2000, the Company's Board of Directors approved the designation of 6,000,000 preferred shares as Series D Preferred Stock.. On June 30, 2001, the Company issued 6,000,000 shares of Series D Preferred Stock to an officer, director and shareholder. The Series D Preferred Stock is subordinate to Series A Preferred Stock, is voting under certain conditions, has a liquidation value of $.15 and is cumulative at 12% per annum.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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


     At June 30, 2001, the following contingent stock issue requirements and warrants were outstanding:

     - Shares reserved for the Company's incentive stock option plan (900,000)

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


12.  Incentive Compensation plans (continued):

     - On February 16, 1998, the Company entered into a letter agreement with James Krejci, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to ten percent (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in three monthly increments to equal a total of 5% of the Company's outstanding common shares are conditioned upon the Company reaching certain financial and administrative goal within established timelines. The strike price of all of the potential options, as modified (repriced) by Board of Director action on October 7, 1998, is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's actual appointment date as president and CEO of the Company. On August 12, 1999 the board of director clarified the vesting schedule for Mr. Krejci's options as follows:

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

     Stock Options Vesting - upon completion of the successive one year period:

     Year One- Option Vesting 33.33% of total option- (3.33% of ComTec outstanding common stock)

     Year Two- Option Vesting 33.33% of total option- (3.33% of ComTec outstanding common stock)

     Year Three- Option Vesting 33.34% of total option- (3.34% of ComTec outstanding common stock)

     The above options vested effective June, 2001.

     James Krejci Compensation Stock Option: 1,300,000 shares at strike price of $.05 per share (111% of $.045 bid price on 5-6-99), first granted: May 6, 1999 - effective after July 1, 1999. 1,300,000 shares at a strike price of $.11 per share (111% of $.10 bid price on March 21, 2000) first granted March 20, 2000 - effective after July 1, 2000. 1,700,000 shares at a strike price of $.077 per share (111% of $.07 bid price on October 31, 2000) first granted on November 11, 2000 - effective January 1, 2001.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


12.  Incentive Compensation plans (continued):

     - Effective February 15, 2001, the Company entered into a letter agreement with James Krejci, which remains to be formalized, by which James Krejci continued as Chief Operations Officer of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to fifteen percent (15%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in three annual increments to equal a total of 15% of the Company's outstanding common shares. The strike price of all of the potential options is $.076 per share, representing 80% of the bid price of the Company's common stock on February 15, 2001, (closing bid price $.95).

     James J Krejci shall be entitled to earn stock options equal to fifteen percent (15%) of the total outstanding common stock of ComTec international, Inc. over the three year period beginning on February 16, 2001.

     Stock Options Vesting - upon completion of the successive one year period:

     Year One- Option Vesting 33.33% of total option- (5% of ComTec outstanding common stock)

     Year Two- Option Vesting 33.33% of total option- (5% of ComTec outstanding common stock)

     Year  Three-  Option   Vesting  33.34%  of  total  option-  (5%  of  ComTec
     outstanding common stock)

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


12.  Incentive Compensation plans (continued):

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

     - Gordon Dihle Compensation Stock Option: 1,000,000 shares at strike price of $.050 per share (111% of $.045 bid price on May 6, 1999), First Granted:
     May 6, 1999- effective after July 1, 1999. 1,000,000 shares at a strike price of $.111 per share (111% of $.10 bid price on March 21, 2000) first granted March 20, 2000 effective after July 1, 2000. 1,000,000 shares at a strike price of $.067 per share (111% of $.07 bid price on October 31, 2000) first granted November 1, 2000 - effective January 1, 2001.

          James J. Krejci - Contract Stock Option Agreement Summary

          On February 16, 1998, the Company entered into a letter agreement, which remains to be formalized, by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. On August 26, 1998 Mr. Krejci was elected to the Corporation's Board of Directors. On September 2, 1998 Mr. Krejci was appointed as CEO and President of the Corporation. The letter agreement calls for a minimum three year employment agreement with the opportunity for Mr. Krejci to obtain , through common stock option agreements, up to ten (10%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in monthly increments to equal to a total of 5% of the Company's outstanding common share over a three year period. Options to obtain an additional 5% of the Company's outstanding common share are conditioned upon the Company reaching certain financial and administrative goals within referenced timelines. Pursuant to the Board of Directors Resolution at the meeting held October 7, 1998, Mr. Krejci existing letter agreement was modified to provide that the stock options provided to him by that agreement shall have a strike price equal to 80% the closing bid price of the Corporation's common stock on 9-2-98 of $.07 ($.056 per share). 9-2-98 is the date Mr. Krejci became President and CEO of ComTec, therefore that date was used to establish the strike date. On October 7, 1998 there were 44,495,558 shares outstanding or pending issuance.

     Contract Stock Option: 10% over three years at strike price of $.056 per share, First Contracted: 2/16/98

     Repriced: October 7, 1998. No options actually issued.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


12.  Incentive Compensation plans (continued):

     Compensation Stock Option: 1,300,000 shares at strike price of and. 050 per share (111% of $.045 bid price on 5-6-99), First Granted: 5-6-99 -effective after 7-1-99 (See previous discussion).

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


13. Commitments, contingencies, litigation, transactions with related parties and other:

     Employment contracts:

     On February 15, 2001, the Company executed a three year employment agreement with its current Chief Executive Officer. The agreement provided for a salary of $14,167 per month and stock options to purchase five percent (5.0%) of the Company's outstanding common stock to be earned ratably over the term of the agreement. Stock options to purchase an additional five percent (5.0%) of the Company's outstanding common stock is contingent upon attainment of certain financial and management goals.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

     Transactions with related parties:

     The following is a summary of transactions with related parties as of June 30, 2001 and 2000:


                                                      2001        2000
                                                    --------    --------
          Compensation to officers/directors/
            shareholders                            $555,200    $212,700
          Legal settlement with prior
            officers/shareholders                          -      30,000
          Interest on related party loans                  -     253,500
          Series D Preferred Stock issued
            to a shareholder, officer and
            director                                   6,000
          Related party loans                         10,000           -
                                                    --------    --------
                                                    $571,200    $496,200
                                                    ========    ========

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


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

     Litigation:

     During the year ended June 30, 2001, an agreement with Donald G. Mack was reached for breach on employment contract. This matter was settled without payment by either side with each party providing a mutual release of all liability.

     During the year ended June 30, 2001, the Company settled a lawsuit with Premium Financial Services Inc. (Premium) for goods and services delivered to the Company. This matter was settled when the Company agreed to (a) pay the cash sum of $100,000 in quarterly payments as discussed in Note 9 and
     (b) to issue certain shares of unrestricted common stock, which a shareholder, officer and director provided on April 19, 2001. This amount was charged to operations for the year ended June 30, 2001.


     Rental commitments:

     Currently, the Company is on a month-to-month lease for office space.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


13. Commitments, contingencies, litigation, transactions with related parties and other (continued):

     Warrants and options:

     The Company has granted various stock options and warrants to various employees, consultants and lenders under employment, consulting and financing agreements. The agreements with clients and affiliates of Zephyr provide for the issuance of 28.926,254 shares of common stock at prices ranging from $2.90 to $4.50 per share. The warrants expired on March 23, 2001.

     Information relating to stock options and warrants are as follows:

                                  Employee/consultants  Lender    Option Price
                                       Stock Options   Warrants Per Share Range
                                       -------------   --------- ---------------

     Outstanding options/warrants,
     balance, beginning                  2,300,000     4,242,922      $.056
     Add (deduct):
     Granted                             5,400,000    24,683,332      $ 111
     Exercised                                   -             -
     Expired or canceled                         -             -
                                         ---------    ----------
     Balance, ending                     7,700,000    28,926,254
                                         =========    ==========

14.  Future minimum lease payments

     Future minimum lease payments from the noncancelable direct financing lease of communications equipment owned by the Company, as of June 30, 2001, is as follows

         Years ending
           June 30, 2002                                       $178,000
           June 20, 2003                                        213,200
           June 30, 2004                                        171,800
                                                               --------

         Total future minimum lease payments                   $563,000
                                                               ========

15.  Subsequent events:

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000


14.  Subsequent events:

     On March 24, 1999, the Company filed its answer and extensive counterclaims against the former CEO. The Company's answer states that the March 31, 1997 addendum is null and void as a matter of law, denies any wrongdoing or inducement and denies any and all liability to the former CEO. The Company's answer further states as affirmative defenses that the former CEO's claims are barred by the doctrine of estoppel and unclean hands and by failure of consideration, fraud, and illegality, waiver and failure to mitigate. The Company states that the March 31, 1997 addendum was entered into under circumstances of fraud and illegality and that the former CEO's alleged claims are setoff by the counterclaims of the Company against him. The matter was settled by mutual release with no party paying the other as discussed in Note 13.

15.  Selected quarterly data (unaudited):

     The following summarized certain quarterly results of operations (in thousands, except share amounts):

     Year ended June 30, 2001:
                                                      Quarter ended
                                                      -------------
                                            September  December   March   June
                                               30,        31,      31,     30
                                            ---------  --------   -----   -----
       Expenses:
       Selling, general and administrative  $     235  $    181   $ 301   $ 113
       Interest                                     -         3       6       3
                                            ---------  --------   -----   -----
                                                  235       184     307     116

       Deduct other income (expense)              397        39      (7)   (360)
                                            ---------  --------   -----   -----
       Net loss                             $     162  $   (145)  $(314)  $(476)
                                            =========  ========   =====   =====
       Net loss per share                   $    .(00) $   (.00)  $(.00)  $(.01)
                                            =========  ========   =====   =====

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2001 AND 2000

15.  Selected quarterly data (unaudited) - (continued):


     Year ended June 30, 2000:
                                            September  December  March    June
                                               30,        31,     31,      30
                                            ---------  --------  -----  -------

       Expenses:
       Selling, general and administrative  $     142  $    198  $ 219  $    94
       Interest                                    51        51     76       78
                                            ---------  --------  -----  -------
                                                  193       249    295      172

       Deduct other income (expense)              (50)        4      8   (1,277)
                                            ---------  --------  -----  -------
       Net loss                             $    (243) $   (245) $(287) $(1,449)
                                            =========  ========  =====  =======
       Net loss per share                   $    .(01) $   (.01) $(.01) $  (.02)
                                            =========  ========  =====  =======

16.  Selected quarterly data (unaudited):

     Comtec International, Inc. common stock is traded on the OTC Electronic Bulletin Board system under the symbol of YRLS. The following table sets forth the quarterly high and low sales prices for the periods indicated. The prices shown represent actual sales prices without retail markups, markdowns, or commissions.

      Share price of common stock:
                                              2001              2000
                                          High     Low      High    Low
                                          ----     ---      ----    ---

      First quarter, September 30,        $.19     $.07     $.12    $.04

      Second quarter, December 31,         .11      .05      .16     .05

      Third quarter, March 31,             .09      .05      .66     .08

      Fourth quarter, June 30,             .14      .05      .24     .07

     A significant fourth quarter adjustment was made during the year ended June 30, 2001 to write-down certain communications equipment to it's net realizable value in the amount of $265,000.

     A significant fourth quarter adjustment was made during the year ended June 30, 2000 to write-down certain LED Equipment to it's net realizable value in the amount of $1,314,300.