Form 10KSB/A
period 2001-06-30
COMTEC INTERNATIONAL INC
filed 2001-11-09
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A1


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

                                   SIGNATURES


     Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report signed on its behalf by the Undersigned, thereunto duly authorized.


                                    COMTEC INTERNATIONAL, INC.


Date:   November 8, 2001             By       s/s James J. Krejci
              Chief Executive Officer, -----------------------------------------
                                       James J. Krejci, President and CEO


                                     By:      s/s Gordon D. Dihle
               Chief Financial Officer, ----------------------------------------
                                        Gordon D. Dihle, Secretary and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each Director.



Date:   November 8, 2001            By:      s/s James J. Krejci
                                       -----------------------------------
                                       James J. Krejci, Chairman


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


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Comtec International Inc and Subsidiaries
Englewood, CO

We have audited the accompanying consolidated balance sheets of Comtec International, Inc. and Subsidiaries (a company in the development stage) as of June 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended and the amounts for the years ended June 30, 2001 and 2000, including the cumulative period from inception (March 15, 1994) to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtec International, Inc. and for the year then ended and the amounts for the year ended June 30, 2001 and 2000 included in the cumulative period from inception (March 15, 1994)
to June 30, 2001 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of notes to consolidated financial statements, the Company experienced net losses for the year ended June 30, 2001 of $773,400 and has experienced net losses from inception of $16,249,000. Sources of cash flows have been through the sales of its common shares ($1,302,600) and from borrowings under financing activities ($5,794,200). The borrowings under financing activities may cause severe liquidity problems. No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 of notes to consolidated financial statements. To date the Company has been dependent on its major shareholder group for debt and equity financing. There is no assurance that this shareholder group will continue as a source of new funds. The Company's ability to achieve the elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Grabau & Company

Denver, Colorado
October 10, 2001

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 2001 AND 2000


                                     ASSETS

                                                       2001         2000
                                                   -----------   -----------
Current Assets


   Cash and equivalents                            $     4,200   $     5,100
Accounts receivable, less allowance for doubtful
   accounts                                                  -             -
Other receivables                                      333,700             -
Current portion of lease receivable                    178,000             -
Other current assets                                     5,000             -
                                                   -----------   -----------
        Total current assets                           520,900         5,100


Property and equipment                                  28,100     1,034,100

License rights                                               -     1,390,700

Direct financing lease receivable                      385,000             -

Other assets                                                 -         4,500
                                                   --=-------    -----------
                                                   $   934,000   $ 2,434,400
                                                   ===========   ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


Current liabilities
    Current portion of long-term debt              $    33,900   $    13,900
    Accounts payable                                    26,600        43,600
    Accrued liabilities                                745,700       327,300
    Shareholder and officer notes Payable               10,000             -
    Convertible debenture                                    -             -
                                                   -----------   -----------
        Total current liabilities                      816,200       384,800
                                                   -----------   -----------
Long-term debt, less current portion                    81,300     1,409,400
                                                   -----------   -----------
Shareholders' Equity (deficiency):
    Series A convertible preferred stock,
      $1, stated par and liquidation value;
      1,000,000 shares authorized;
      no shares issued and outstanding                       -             -
    Series B convertible preferred stock,
      $5 stated par and liquidation value;
      1,500,000 shares authorized;
      no shares issued and outstanding                       -             -
    Series C convertible preferred stock,
      $10 stated par and liquidation value,
      1,000,000 shares authorized;
      no shares issued and outstanding                       -             -
    Series D cumulative preferred stock,
      $.001 stated par and $.15 liquidation
      value, 6,000,000 shares authorized;
      6,000,000 shares issued and outstanding            6,000             -
    Common stock, $.001 par value,
      authorized 200,000,000 shares;
      issued and outstanding 70,832,900
      and 68,078,791 shares in 2001 and
      2000                                              70,800        68,100
Capital in excess of par                            16,208,700    16,047,700
Accumulated other comprehensive loss                         -             -
Deficit accumulated during the
    development stage                              (16,249,000)  (15,475,600)
                                                   -----------   -----------
                                                        36,500       640,200
                                                   -----------   -----------
                                                   $   934,000   $ 2,434,400
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