Form 10QSB
period 2001-09-30
COMTEC INTERNATIONAL INC
filed 2001-11-14
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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

                           Yes     x        No
                                -------        --------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock             Outstanding at November 13, 2001
-----------------------------------             --------------------------------
Common Stock, $0.001 par value                              70,832,900


           Transitional Small Business Disclosure Format (check one):
                            Yes              No    x
                                 -------        -------

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 2001

                           ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               September 30, 2001 (unaudited) and June 30, 2001 (audited)     3

               Condensed Consolidated Statements of Operations                4
               Three Months ended September 30, 2001 and 2000 and from inception (unaudited)

               Condensed Consolidated Statements of Cash Flows                5
               Three Months ended September 30, 2001 and 2000 and from inception (unaudited)

               Notes to Financial Statements                                  6

     Item 2.   Management's Discussion and Analysis or Plan of Operation      7

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    11

PART II

     Item 1.   Legal Proceedings                                             11
     Item 2.   Change in Securities                                          11
     Item 3.   Defaults Upon Senior Securities                               11
     Item 4.   Submission of Matters to a vote of Security Holders           11
     Item 5.   Other Information                                             11
     Item 6.   Exhibit  and Reports on Form 8-K                              11

SIGNATURE PAGE                                                               11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                               September 30, 2001  June 30, 2001
                                                   (unaudited)      (audited)
                                               ------------------  ------------
Assets

Current Assets

Cash and Equivalents                           $           3,500   $      4,200
Current Portion of Lease Recievable                      178,000        178,000
Other Current Assets                                       5,000          5,000
Receivable from License Sale                             333,700        333,700
                                               -----------------   ------------

Total Current Assets                                     520,200        520,900

Property and Equipment, net                               28,100         28,100
Direct Financing Lease Receivable                        343,000        385,000
                                              ------------------   ------------

    Total Assets                              $          891,300   $    934,000
                                              ==================   ============

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                         33,900         33,900
Accounts Payable                                          26,600         26,600
Shareholder and Officer Note Payable                      10,000         10,000
Accrued Liabilities                                      787,200        745,700
                                              ------------------   ------------

Total Current Liabilities                                857,700        816,200
                                              ------------------   ------------

Long Term Debt, less current portion                      80,300         81,300
                                              ------------------   ------------

STOCKHOLDER'S EQUITY

Common Stock, .001 par value;
Authorized 100,000,000 shares;
70,832,900 shares issued
June 30, 2001 and September 30, 2001                      70,800         70,800

Preferred Stock, Series D Cumulative
 .001 state par and .15 liquidation value
6,000,000 shares authorized
6,000,000 shares issued
June 30, 2001 and September 30, 2001                       6,000          6,000

Capital in Excess of Par                              16,208,700     16,208,700
Deficit accumulated during the
development stage                                    (16,332,200)   (16,249,000)
                                              ------------------   ------------

                                                         (46,700)        36,500
                                              ------------------   ------------

   Total  Liabilities and Stockholders Equity $          891,300   $    934,000
                                              ==================   ============

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                    For the Three Months Ended
                                              --------------------------------------  Cumulative
                                                                                      Amounts from
                                              September 30, 2001  September 30, 2000   Inception
                                                  (unaudited)         (unaudited)      (unaudited)
                                              ------------------  ------------------  ------------
Operating Expenses
   Selling, General and Administrative                    80,700             234,900     4,234,300
   Compensation in the form of common stock                    -                   -     3,846,000
   Management fees- related party                              -                   -        65,000

Loss before other expense (income)                        80,700             234,900     8,145,300
                                              ------------------  ------------------  ------------

Other Income (expense)

Interest and Dividend Income                                   -                   -       156,300
Interest expense                                          (2,500)                  -    (1,430,200)
Rental and Other Income                                        -              62,900       180,200
Prepaid Calling Card services, less revenues                   -                   -    (1,789,500)
Loan Origination Fees                                          -                   -      (532,700)
Gain (Loss) on investments, foreclosures and                   -             333,700      (782,400)
disposals
Write-down of intangibles and LED equipment                    -                   -    (3,988,600)


Total Other Income (Expense)                              (2,500)            396,600    (8,186,900)
                                              ------------------  ------------------  ------------
Net Gain (Loss)                                          (83,200)            161,700   (16,332,200)
                                              ==================  ==================  ============

Weighted Average Common Shares Outstanding            70,832,900          47,094,211    28,550,005
                                              ==================  ==================  ============

Net (Income) Loss per Common Share                         (0.00)              (0.00)        (0.57)
                                              ==================  ==================  ============




                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                                For the Three Months Ended
                                                          --------------------------------------  Cumulative
                                                                                                  Amounts from
                                                          September 30, 2001  September 30, 2000    inception
                                                              (unaudited)         (unaudited)      (unaudited)
                                                          ------------------  ------------------  ------------
Operating activities:
  Net Gain (Loss)                                                    (83,200)            161,700   (16,332,200)
                                                          ------------------  ------------------  ------------

  Adjustments to reconcile net loss to
   net cash used by operating activities:
      Depreciation expense                                                 -              51,100       706,400
      Services and Interest exchanged for stock                            -                   -     3,324,600
      Gain on Sale of Marketable Securities                                -                   -       (10,000)
      Write Down of Intangible                                             -                   -     3,988,600
      Losses on investments, foreclosure and disposal                      -                   -       615,300

      Changes in assets and liabilities:
      Accounts receivable                                                  -                   -       (25,300)
      Deposits and other                                                   -                   -        (2,500)
     (Increase) decrease in other current assets                           -            (333,700)        6,100
     Increase (decrease) in account payable & liabilities             44,300             123,100     2,608,600
     Other Assets                                                          -                   -       125,200
  Net cash from (used) in operating activities                       (38,900)              2,200    (4,995,200)
                                                          ------------------  ------------------  ------------

Investing activities:
  Proceeds of Sale of Marketable Securities                                -                   -       267,500
  Proceeds from acquisition                                                -                   -        22,100
  License rights                                                           -                   -      (424,300)
  Marketable securities                                                    -                   -      (255,600)
  Non-Operating assets                                                     -                   -       (25,000)
  Related Party                                                            -                   -       (39,000)
  Purchase of property, plant and equipment                                -                   -    (1,702,100)
  Proceeds from direct financing lease                                42,000                   -       202,100
  Other                                                                    -                   -      (140,000)
  Net cash used in investing activities                                    -                   -    (2,094,300)
                                                          ------------------  ------------------  ------------
Financing activities:
  Advances from related party                                              -                   -     1,184,500
  Proceeds: preferred stock                                                -                   -         6,000
  Proceeds: private place of common stock                                  -                   -     1,302,600
  Proceeds: short term notes                                               -                   -     1,405,100
  Warrants                                                                 -                   -        30,000
Convertible Debentures                                                     -                   -     4,100,000
  Payments on notes payable                                            (3800)                  -      (885,800)
  Payment on long-term notes payable                                       -                   -       (49,400)
  Net cash provided by financing activities                                0                   0     7,093,000
                                                          ------------------  ------------------  ------------

Increase (Decrease) in cash                                             (700)              2,200         3,500
                                                          ------------------  ------------------  ------------
Beginning cash balance                                                 4,200               5,100             -
                                                          ------------------  ------------------  ------------

Ending cash balance                                                    3,500               7,300         3,500
                                                          ==================  ==================  ============


                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements

Note 1.

a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 10-KSB as of June 30, 2001. The notes to the audited financial statements presented with the Company's SEC Form 10-KSB as of June 30, 2001 are an integral part of the audited balance sheet data presented herein.

b) The management of ComTec International, Inc. (the Company) without audit has prepared the financial statements included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. These financial statements must be read in conjunction with the audited financial statements and notes to the financial statements for the year ended June 30, 2001, included in the Company's Form 10KSB for the year ended June 30, 2001 which has been filed with the Securities and Exchange Commission by the Company, as said notes to the financial statements are incorporated herein by reference. The results of the interim period are not necessarily indicative of the results for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     ComTec International Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. The Company has undergone many changes to date as a result of certain reorganizations and changes of management. Historical changes are more fully disclosed in prior 34 Act filings and the most recent changes, including changes in management are described in the Company's 10-KSB for the year ended June 30, 2001. The Company is currently authorized to issue 200,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN").

     American Wireless Network, Inc. ("AWN") a wholly owned subsidiary of the Company was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company.

     From December 5, 1997 to June 1st, 1999, AWN operated specialized mobile radio ("SMR") sites in seven Metropolitan Trade Areas in the southeastern U.S.A. As a result of the Asset Acquisition Agreement (as amended) entered into between AWN and CMSR Systems, Inc. on April 15, 1999, and reported on Form 8K filed April 30, 1999, the day to day SMR operations of AWN were been undertaken by CMSR Systems, Inc., an unaffiliated Nevada Corporation, under a management contract wherein AWN supervised management of the systems pursuant to FCC rules but actual hands on operations were conducted by CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC and the transaction was consummated. As a result, the Company had no 900 SMR operations after September, 2000. The communication equipment owned by the Company remains under a long term lease to CMSR Systems, Inc., which transaction is accounted for as a capital lease (sale). The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in broadband communications systems, cable television systems, telecommunications, information industries, financial services or other compatible business operations.

(a)   Plan of Operation:

         FORWARD-LOOKING STATEMENTS
         --------------------------

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10KSB for the year ended June 30, 2001 and other filings with the SEC. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

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

     During the quarter ended September 30, 2001 and through the present the Company continued as a developmental stage entity focused on transfer of management of its SMR systems and business to CMSR Systems, Inc., developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

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

Current Status

     On December 5, 1997 AWN purchased seven operating SMR systems and 900 MHz licenses from Centennial Communications Corp. including the seven MTA's of:
Birmingham, Alabama; Knoxville, Tennessee; Memphis, Tennessee; Nashville, Tennessee; New Orleans, Louisiana; Oklahoma City, Oklahoma; Tulsa, Oklahoma. On April 15, 1999, AWN executed an Asset Acquisition Agreement (as amended) with CMSR Systems, Inc., ("Buyer") a Nevada corporation wherein those assets originally acquired from Centennial Communications Corp. were sold to CMRS Systems, Inc. Effective June 1, 1999 all operations previously conducted by AWN with respect to the 900 MHz licenses were undertaken by CMSR Systems, Inc. under a management agreement between AWN and CMSR Systems, Inc. In September 2000, the sale to CMSR Systems, Inc. of 900 SMR licenses (book value of $1,390,700) and the assumption of FCC debt in the offsetting amount of $1,390,700 by CMSR Systems, Inc. was approved by the FCC and the CMRS Systems, Inc. transaction was consummated. As a result, the Company has had no 900 SMR operations since September, 2000. AWN retained ownership of all of its SMR transmission equipment as well as a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The seven and one half percent operating interest is reported for accounting purposes as a receivable from licenses sales based upon third party agreements between CMSR Systems, Inc. and Nextel. As a part of the Asset Acquisition Agreement (as amended), AWN assigned its tower site licenses and leased to CMSR Systems, Inc., certain SMR related transmission equipment for a five (5) year term at the initial base rate of $33,750 per quarter for the first year of payments, $42,000 per quarter for the second year of payments, $52,000 per quarter for the third year of payments, and $57,250 per quarter for the fourth year of payments provided, however, that such Equipment Lease payments began June 1, 2000, with payments waived for the first year. The Lessee shall have the option to extend the Lease for 1 year terms (up to a total of a 3 year extension after the termination of the original five year term); provided, however, that the monthly rate will be based upon the fair market value ("FMV") of Equipment on the date of any extension as agreed upon by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. Lessee shall have the option, within 30 days of the end of any term, to purchase the Equipment at the then FMV as determined by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. In the event of the bankruptcy of the Company, Lessee shall have the right to purchase the Equipment at its then FMV. The lease of SMR transmission equipment is recorded as a direct financing capital lease for accounting purposes. Management believes this agreement will partially relieve the Company of the currently existing burdens of debt service and operating deficits as well as eliminating the extensive maintenance costs related to the SMR systems.

Funding and Acquisition Efforts:

     In the previous fiscal year and in the quarter ended September 30, 2001, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, telecommunication or computer related businesses, information and data services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

 (b)   Liquidity and Capital Resources

     The Company reported net losses (unaudited) of $83,200 for the quarter ended September 30, 2001 and has reported net losses from inception (March 15, 1994) to September 30, 2001 of $16,332,200. The Company had deficient working capital at September 30, 2001 of $337,500. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. No assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company.

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

     From November 1, 2001 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $175,000. This amount is composed of $175,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations or proceeds from lease income or sales of assets.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of September 30, 2001, the unaudited results of the Company indicated deficit working capital of $337,500. All during fiscal 2001 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to initiate revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At September 30, 2001 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

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

     - Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, which remains to be formalized, by which Marc Maassen became employed as President of the Company. The letter agreement calls for a one year employment agreement with the opportunity for Mr. Maassen to obtain, through common stock option agreements, up to eight percent (8%) of the outstanding common stock of the Company over a one year period. The preliminary agreement called for Mr. Maassen to receive stock options vesting in quarterly increments of 2% to equal a total of 8% of the Company's outstanding common shares over a one year period. The strike price of all of the options is 80% of the bid price of the Company's common stock on October 31, 2000. Mr. Maassen resigned as President effective May 31, 2001.

     During quarter ended September 30, 2001, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     For the quarter ending September 30, 2001, the Company incurred General and Administrative Expenses of $80,700, a decrease of $154,200 from the quarter ending September 30, 2000, when the Company recorded expenses of $234,900. The Company's Quarter ended September 30, 2001 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended June 30, 2001 and 2000, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, included with the Company's June 30, 2001 Form 10KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     There are no non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 2.  CHANGE IN SECURITIES.    NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.  OTHER INFORMATION:  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

             None

(b)      The Company filed the following reports on Form 8-K:

             None




                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                            COMTEC INTERNATIONAL, INC.

Date:   November 13,  2001                  By: /s/ James J. Krejci
                                               ---------------------------------
                                                  James J. Krejci, President and
                                                  Chief Executive Officer

                                            By:    /s/ Gordon Dihle
                                               ---------------------------------
                                                  Gordon Dihle,
                                                  Chief Financial Officer