Form 10QSB
period 2001-12-31
COMTEC INTERNATIONAL INC
filed 2002-02-14
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2001

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

Title of each class of Common Stock             Outstanding at February 13, 2002
-----------------------------------             --------------------------------
  Common Stock, $0.001 par value                            70,832,900


           Transitional Small Business Disclosure Format (check one):
                                 Yes        No   x
                                     ----      ----

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED DECEMBER 31, 2001

                           ComTec International, Inc.

PART I

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets -
                  December 31, 2001  (unaudited) and June 30, 2001 (audited)   3

                  Condensed Consolidated Statements of Operations              4
                  Three Months ended December 31, 2001 and 2000 and from inception (unaudited)

                  Condensed Consolidated Statements of Operations              5
                  Six Months ended December 31, 2001 and 2000 and from inception (unaudited)

                  Condensed Consolidated Statements of Cash Flows              6
                  Six Months ended December 31, 2001 and 2000 and from inception (unaudited)

                  Notes to Financial Statements                                7

         Item 2.  Management's Discussion and Analysis or Plan of Operation    8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  12

PART II

         Item 1.  Legal Proceedings                                           12
         Item 2.  Change in Securities                                        12
         Item 3.  Defaults Upon Senior Securities                             12
         Item 4.  Submission of Matters to a vote of Security Holders         12
         Item 5.  Other Information                                           12
         Item 6.  Exhibit  and Reports on Form 8-K                            12

SIGNATURE PAGE                                                                13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                            December 31, 2001  June 30, 2001
                                               (unaudited)       (audited)
                                               -----------     -------------
Assets

Current Assets

Cash and Equivalents                           $     7,700     $       4,200
Current Portion of Lease Receivable                198,000           178,000
Other Current Assets                                     0             5,000
Receivable from License Sale                       333,800           333,700
                                               -----------     -------------

Total Current Assets                               539,400           520,900

Property and Equipment, net                         21,700            28,100
Direct Financing Lease Receivable                  281,000           385,000
                                               -----------     -------------

    Total Assets                               $   842,200     $     934,000
                                               ===========     =============

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                   33,900            33,900
Accounts Payable                                     7,200            26,600
Shareholder and Officer Note Payable                     0            10,000
Accrued Liabilities                                883,000           745,700
                                               -----------     -------------

Total Current Liabilities                          924,100           816,200
                                               -----------     -------------

Long Term Debt, less current portion                65,000            81,300
                                               -----------     -------------

STOCKHOLDER'S EQUITY Common Stock,
 .001 par value; Authorized 100,000,000
shares; 70,832,900 shares issued
June 30, 2001 and December 31, 2001                 70,800            70,800

Preferred Stock, Series D Cumulative
 .001 state par and .15 liquidation value
6,000,000 shares authorized 6,000,000 shares
issued June 30, 2001 and December 31, 2001           6,000             6,000

Capital in Excess of Par                        16,208,700        16,208,700
Deficit accumulated during the
development stage                              (16,432,500)      (16,249,000)
                                               ------------    -------------

                                                  (146,900)           36,500
                                               -----------     -------------
    Total  Liabilities and Stockholders Equity $   842,200     $     934,000
                                               ===========     =============


                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations


                                                              For the Three Months Ended
                                                          -----------------------------------
                                                          December 31, 2001 December 31, 2000
                                                             (unaudited)       (unaudited)
                                                             ----------       ------------
Operating Expenses
   Selling, General and Administrative                       $   95,100        $   180,900
   Compensation in the form of common stock                           -                  -
   Management fees- related party                                     -                  -
                                                             ----------        -----------
Loss before other expense (income)                               95,100            180,900
                                                             ----------        -----------

Other Income (expense)
   Interest and Dividend Income                                       -                  -
   Interest expense                                              (5,100)            (3,100)
   Rental and Other Income                                            -             38,900
   Prepaid Calling Card services, less revenues                       -                  -
   Loan Origination Fees                                              -                  -
   Gain (Loss) on investments, foreclosures and disposals             -                  -
   Write-down of intangibles and LED equipment                        -                  -
                                                            -----------        -----------
Total Other Income (Expense)                                     (5,100)            35,800
                                                            -----------        -----------

Net Gain (Loss)                                             $  (100,200)       $  (145,100)
                                                            ===========        ===========

Weighted Average Common Shares Outstanding                   70,832,900         68,954,347
                                                            ===========        ===========

Net (Income) Loss per Common Share                          $     (0.00)       $     (0.00)
                                                            ===========        ===========




                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                             For the Six Months Ended
                                                --------------------------------------------------
                                                                                       Cumulative
                                                                                      Amounts from
                                                December 31, 2001  December 31, 2000    Inception
                                                   (unaudited)        (unaudited)      (unaudited)
                                                   ----------         -----------     ------------
Operating Expenses
   Selling, General and Administrative             $  175,800         $   415,900     $  4,329,400
   Compensation in the form of common stock                 -                   -        3,846,000
   Management fees- related party                           -                   -           65,000
                                                   ----------         -----------     ------------

Loss before other expense (income)                    175,800             415,900        8,240,400
                                                   ----------         -----------     ------------
Other Income (expense)
   Interest and Dividend Income                             -                   -          156,300
   Interest expense                                    (7,600)             (3,100)      (1,435,300)
   Rental and Other Income                                  -             101,800          180,200
   Prepaid Calling Card services, less revenues             -                   -       (1,789,500)
   Loan Origination Fees                                    -                   -         (532,700)
   Gain (Loss) on investments,                              -             333,700         (782,400)
           foreclosures and disposals
   Write-down of intangibles and LED equipment              -                   -       (3,988,600)
                                                   ----------         -----------     ------------

Total Other Income (Expense)                           (7,600)            432,400       (8,192,000)
                                                   ----------
Net Gain (Loss)                                    $ (183,400)        $    16,500     $(16,432,400)
                                                   ==========         ===========     ============

Weighted Average Common Shares Outstanding         70,832,900          68,954,347       28,550,005
                                                   ==========         ===========     ============

Net (Income) Loss per Common Share                 $    (0.00)        $     (0.00)    $      (0.58)
                                                   ==========         ===========     ============


                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                                      For the Six Months Ended
                                                        --------------------------------------------------
                                                                                               Cumulative
                                                                                              Amounts from
                                                        December 31, 2001  December 31, 2000    Inception
                                                            (unaudited)        (unaudited)     (unaudited)
                                                            ----------          ---------     ------------
Operating activities:
  Net Gain (Loss)                                           $ (183,400)         $  16,500     $(16,432,400)
                                                            ===========         =========     ============

  Adjustments to reconcile net loss
  to net cash used by operating activities:
      Depreciation expense                                       6,400            102,200          712,800
      Services and Interest exchanged for stock                      -                  -        3,324,600
      Gain on Sale of Marketable Securities                          -                  -          (10,000)
      Write Down of Intangible                                       -                  -        3,988,600
      Losses on investments, foreclosure and disposal                -                  -          615,300
      Changes in assets and liabilities:
        Accounts receivable                                          -                  -          (25,300)
        Deposits and other                                           -                  -           (2,500)
       (Increase) decrease in other current assets               5,000           (333,700)          11,100
       Increase (decrease) in account                          107,900            219,800        2,672,200
             payable &  liabilities
       Other Assets                                                  -                  -          125,200
                                                            ----------          ---------     ------------
  Net cash from (used) in operating activities                 (64,100)             4,800       (5,020,400)
                                                            ----------          ---------     ------------

Investing activities:
  Proceeds of Sale of Marketable Securities                          -                  -          267,500
  Proceeds from acquisition                                          -                  -           22,100
  License rights                                                     -                  -         (424,300)
  Marketable securities                                              -                  -         (255,600)
  Non-Operating assets                                               -                  -          (25,000)
  Related Party                                                      -                  -          (39,000)
  Purchase of property, plant and equipment                          -             (2,300)      (1,702,100)
  Proceeds from direct financing lease                          84,000                  -          244,100
  Other                                                              -                  -         (140,000)
                                                            ----------          ---------     ------------
  Net cash used in investing activities                         84,000             (2,300)      (2,052,300)
                                                            ----------          ---------     ============

Financing activities:
  Advances from related party                                        -                  -        1,184,500
  Proceeds: preferred stock                                          -                  -            6,000
  Proceeds: private place of common stock                            -                  -        1,302,600
  Proceeds: short term notes                                         -                  -        1,405,100
  Warrants                                                           -                  -           30,000
Convertible Debentures                                               -                  -        4,100,000
  Payments on notes payable                                    (16,400)            (5,900)        (898,400)
  Payment on long-term notes payable                                 -                  -          (49,400)
                                                            ----------          ---------     ------------
  Net cash provided by financing activities                    (16,400)            (5,900)       7,080,400
                                                            ----------          ---------     ------------
Increase (Decrease) in cash                                      3,500             (3,400)           7,700
Beginning cash balance                                           4,200              5,100                -
                                                            ----------          ---------     ------------

Ending cash balance                                         $    7,700          $   1,700     $      7,700
                                                            ==========          =========     ============

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

     During the  quarter  ended  December  31,  2001 and through the present the
Company continued as a developmental stage entity focused on transfer of management of its SMR systems and business to CMSR Systems, Inc., developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC.

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

Funding and Acquisition Efforts:

     In the previous fiscal year and in the quarter ended December 31, 2001, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, telecommunication or computer related businesses, information and data services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

 (b)   Liquidity and Capital Resources

     The Company reported net losses (unaudited) of $100,200 for the quarter ended December 31, 2001 and has reported net losses from inception (March 15, 1994) to December 31, 2001 of $16,432,400. The Company had deficient working capital at December 31, 2001 of $384,700. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. No assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company.

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

     From February 1, 2002 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $110,000. This amount is composed of $110,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations or proceeds from lease income or sales of assets.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of December 31, 2001, the unaudited results of the Company indicated deficit working capital of $384,700. All during fiscal 2001 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to initiate revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At December 31, 2001 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

     -    Shares  reserved  for  the  Company's   incentive  stock  option  plan
          (980,000).

     - On March 23, 2001, the Company entered into a letter agreement with the Company CEO, which remains to be formalized, by which James Krejci renewed his employment as CEO of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to fifteen percent (15%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 15% of the Company's outstanding common shares over a three year period ending February 16, 2004. The strike price of all of the potential options, is 80% of the closing bid price of the Company's common stock on February 15, 2001. On February 16, 1998, the Company entered into a letter agreement with James Krejci by which James Krejci became employed as Chief Operations Officer of the Company and President and CEO of AWN. By the completion of this three year agreement Mr. Krejci became vested in common stock options for ten percent (10%) of the outstanding common stock of the Company. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) Mr. Krejci's original appointment date as CEO of the Company. On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after January 1, 2001, to purchase 1,700,000 shares of the Company's .001 par value common stock at a strike price of $.067 per share, based upon a calculation of 111% of the .07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Krejci.

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

     During quarter ended December 31, 2001, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     For the quarter ending December 31, 2001, the Company incurred General and Administrative Expenses of $95,100, a decrease of $85,800 from the quarter ending December 31, 2000, when the Company recorded expenses of $180,900. The difference is attributable to management's efforts in reducing overhead and the termination of SMR operations. The Company's Quarter ended December 31, 2001 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

                                       COMTEC INTERNATIONAL, INC.

Date:   February 13,  2002          By:    /s/ James J. Krejci
                                       ----------------------------------------
                                       James J. Krejci, President and
                                       Chief Executive Officer

                                    By:    /s/ Gordon Dihle
                                       ----------------------------------------
                                       Chief Financial Officer