Form 10QSB
period 2002-03-31
COMTEC INTERNATIONAL INC
filed 2002-05-20
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

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

Title of each class of Common Stock                  Outstanding at May 13, 2002
-----------------------------------                  ---------------------------

Common Stock, $0.001 par value                               70,832,900


           Transitional Small Business Disclosure Format (check one):

                                Yes   x      No
                                    -----        -----

                                TABLE OF CONTENTS

              FORM 10-QSB REPORT - FOR QUARTER ENDED MARCH 31, 2002

                           ComTec International, Inc.

PART I

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets -
            March 31, 2002  (unaudited) and June 30, 2001 (audited)          3

            Condensed Consolidated Statements of Operations                  4
            Three Months ended March 31, 2002 and 2000 and from inception (unaudited)

            Condensed Consolidated Statements of Operations                  5
            Nine Months ended March 31, 2002 and 2000 and from inception (unaudited)

            Condensed Consolidated Statements of Cash Flows                  6
            Nine Months ended March 31, 2002 and 2000 and from inception (unaudited)

            Notes to Financial Statements                                    7

   Item 2.  Management's Discussion and Analysis or Plan of Operation        10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13

PART II

   Item 1.  Legal Proceedings                                                13
   Item 2.  Change in Securities                                             14
   Item 3.  Defaults Upon Senior Securities                                  14
   Item 4.  Submission of Matters to a vote of Security Holders              14
   Item 5.  Other Information                                                14
   Item 6.  Exhibit  and Reports on Form 8-K                                 14

SIGNATURE PAGE                                                               14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                                  March 31, 2002  June 30, 2001
                                                  --------------  -------------
                                                    (unaudited)     (audited)
Assets

Current Assets

Cash and Equivalents                                     158,700          4,200
Current Portion of Lease Receivable                      208,000        178,000
Other Current Assets                                           0          5,000
Receivable from License Sale                                   0        333,700
                                                  --------------  -------------

Total Current Assets                                     366,700        520,900

Property and Equipment, net                               18,500         28,100
Direct Financing Lease Receivable                        229,000        385,000
                                                  --------------  -------------

     Total Assets                                 $      614,200  $     934,000
                                                  ==============  =============

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                         33,900         33,900
Accounts Payable                                           7,200         26,600
Shareholder and Officer Note Payable                           0         10,000
Accrued Liabilities                                      837,900        745,700
                                                  --------------  -------------

Total Current Liabilities                                879,000        816,200
                                                  --------------  -------------

Long Term Debt, less current portion                      56,400         81,300
                                                  --------------  -------------

STOCKHOLDER'S EQUITY
--------------------
Common Stock, .001 par value;
Authorized 100,000,000 shares;
70,832,900 shares issued
June 30, 2001 and March 31, 2002                          70,800         70,800

Preferred Stock, Series D Cumulative
..001 state par and .15 liquidation value
6,000,000 shares authorized
6,000,000 shares issued
June 30, 2001 and March 31, 2002                           6,000          6,000

Capital in Excess of Par                              16,208,700     16,208,700
Deficit accumulated during the
development stage                                    (16,606,700)   (16,249,000)
                                                  --------------  -------------

                                                        (321,200)        36,500
                                                  --------------  -------------

     Total Liabilities and Stockholders Equity    $      614,200  $     934,000
                                                  ==============  =============

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations


                                                           For the Three Months Ended
                                                         March 31, 2002  March 31, 2001
                                                         --------------  --------------
                                                           (unaudited)     (unaudited)
Operating Expenses
   Selling, General and Administrative                   $       89,900  $      251,500
   Compensation in the form of common stock                           -          50,000
   Management fees- related party                                     -               -
                                                         --------------  --------------
Loss before other expense (income)                              (89,900)       (301,500)
                                                         --------------  --------------
Other Income (expense)
Interest and Dividend Income                                          -               -
Interest expense                                                (21,800)         (5,700)
Rental and Other Income                                               -               -
Prepaid Calling Card services, less revenues                          -               -
Loan Origination Fees                                                 -               -
Gain (Loss) on investments, foreclosures and disposals          (62,600)         (6,600)
Write-down of intangibles and LED equipment                           -               -
                                                         --------------  --------------
Total Other Income (Expense)                                    (84,400)        (12,300)
                                                         --------------  --------------
Net Income (Loss)                                        $     (174,300) $     (313,800)
                                                         ==============  ==============

Weighted Average Common Shares Outstanding                   70,832,900      70,832,900
                                                         ==============  ==============
Net (Income) Loss per Common Share                       $        (0.00) $        (0.00)
                                                         ==============  ==============


                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                                                         Cumulative
                                                          For the Nine Months Ended     Amounts from
                                                        March 31, 2002  March 31, 2001   Inception
                                                        --------------  --------------  ------------
                                                         (unaudited)      (unaudited)    (unaudited)
Operating Expenses
   Selling, General and Administrative                  $      265,700  $      582,900   $ 4,419,300
   Compensation in the form of common stock                          -          50,000     3,846,000
   Management fees- related party                                    -               -        65,000
                                                        --------------  --------------  ------------
Loss before other expense (income)                             265,700         632,900     8,330,300
                                                        --------------  --------------  ------------

Other Income (expense)
Interest and Dividend Income                                         -               -       156,300
Interest expense                                               (29,500)         (8,800)   (1,457,200)
Rental and Other Income                                              -          17,400       180,200
Prepaid Calling Card services, less revenues                         -               -    (1,789,500)
Loan Origination Fees                                                -               -      (532,700)
Gain (Loss) on investments, foreclosures and disposals         (62,600)        327,100      (845,000)
Write-down of intangibles and LED equipment                          -               -    (3,988,600)
                                                        --------------  --------------  ------------
Total Other Income (Expense)                                   (92,100)        335,700    (8,276,500)
                                                        --------------  --------------  ------------

Net Income (Loss)                                       $     (357,800) $     (297,200) $(16,606,800)
                                                        ==============  ==============  ============

Weighted Average Common Shares Outstanding                  70,832,900      70,832,900    28,550,005
                                                        ==============  ==============  ============

Net (Income) Loss per Common Share                      $        (0.01) $        (0.00) $      (0.58)
                                                        ==============  ==============  ============

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                                                             Cumulative
                                                               For the Nine Months Ended    Amounts from
                                                            March 31, 2002  March 31, 2001    Inception
                                                            --------------  --------------  ------------
                                                              (unaudited)     (unaudited)    (unaudited)
Operating activities:
  Net Income (Loss)                                         $     (357,800) $       16,500  $(16,606,800)
                                                            ==============  ==============  ============

  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation expense                                           9,600         102,200       716,000
      Services and Interest exchanged for stock                          -               -     3,324,600
      Gain on Sale of Marketable Securities                              -               -       (10,000)
      Write Down of Intangible                                           -               -     3,988,600
      Losses on investments, foreclosure and disposal               62,600               -       677,900

      Changes in assets and liabilities:
      Accounts receivable                                                -               -       (25,300)
      Deposits and other                                                 -               -        (2,500)
      (Increase) decrease in other current assets                  308,700        (333,700)     (302,600)
      Increase (decrease) in account payable & liabilities             300         219,800     2,564,600
      Other Assets                                                       -               -       125,200
                                                            --------------  --------------  ------------
  Net cash from (used) in operating activities                      23,400           4,800    (5,220,300)

Investing activities:
  Proceeds of Sale of Marketable Securities                              -               -       267,500
  Proceeds from acquisition                                              -               -        22,100
  License rights                                                         -               -      (424,300)
  Marketable securities                                                  -               -      (255,600)
  Non-Operating assets                                                   -               -       (25,000)
  Related Party                                                          -               -       (39,000)
  Purchase of property, plant and equipment                              -          (2,300)   (1,702,100)
  Proceeds from direct financing lease                             156,000               -       286,100
  Other                                                                  -               -      (140,000)
                                                            --------------  --------------  ------------
  Net cash used in investing activities                            156,000          (2,300)   (2,010,300)
                                                            --------------  --------------  ------------
Financing activities:
  Advances from related party                                            -               -     1,184,500
  Proceeds: preferred stock                                              -               -         6,000
  Proceeds: private place of common stock                                -               -     1,302,600
  Proceeds: short term notes                                             -               -     1,405,100
  Warrants                                                               -               -        30,000
Convertible Debentures                                                   -               -     4,100,000
  Payments on notes payable                                        (24,900)         (5,900)     (906,900)
  Payment on long-term notes payable                                     -               -       (49,400)
                                                            --------------  --------------  ------------
  Net cash provided by financing activities                        (24,900)         (5,900)    7,071,900
                                                            --------------  --------------  ------------
Increase (Decrease) in cash                                        154,500          (3,400)      158,700
Beginning cash balance                                               4,200           5,100             -
                                                            --------------  --------------  ------------
Ending cash balance                                         $      158,700  $        1,700  $    158,700
                                                            ==============  ==============  ============

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

Note 2.

Subsequent Events

In March of 2002, the Company made a scheduled payment of $6,250 on its settlement obligation with A-1 Office Products. In April 2002, subsequent to the quarter ended March 31, 2002, the Company made early final payment of the A-1 Office Products remaining debt of $68,750 by a negotiated payment of $66,000 and obtained a release of claims from A-1 Office Products.

Note 3.

Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 will have no effect on the Company's financial statements as the Company does not currently have assets with indefinite lives.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The

Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

Note 4.

Stock Options

There are 980,000 shares reserved for the Company's incentive stock option plan (980,000). No options have been issued pursuant to the plan.

On March 23, 2001, the Company entered into a letter agreement with James Krejci, the Company CEO, which calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to fifteen percent (15%) of the outstanding common stock of the Company over a three year period. The agreement calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 15% of the Company's outstanding common shares over a three year period ending February 16, 2004. The strike price of all of the potential options, is 80% of the closing bid price of the Company's common stock on February 15, 2001. On February 16, 1998, the Company entered into a previous three year letter agreement with James Krejci. By the completion of this three year agreement Mr. Krejci became vested in common stock options for ten percent (10%) of the outstanding common stock of the Company. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after January 1, 2001, to purchase 1,700,000 shares of the Company's .001 par value common stock at a strike price of $.067 per share, based upon a calculation of 111% of the .07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Krejci.

Effective January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, the Company CFO which called for Mr. Dihle to receive stock options vesting in annual increments of 2.5% to equal a total of 7.5% of the Company's outstanding common shares over a three year period. The strike price of all of the options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, (closing bid price $.07) On May 6, 1999, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 1999, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999. On March 20, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 2000, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, based upon a calculation of 111% of the .10 closing bid price of the stock on March 21, 2000. On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after January 1, 2001, to purchase 1,400,000 shares of the Company's .001 par value common stock at a strike price of $..067 per share, based upon a calculation of 111% of the .07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Dihle.

Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, the Company's former President. The letter agreement called for a one year employment agreement with the opportunity for Mr. Maassen to obtain, through common stock option agreements, up to eight percent (8%) of the outstanding common stock of the Company over a one year period. The preliminary agreement called for Mr. Maassen to receive stock options vesting in quarterly increments of 2% to equal a total of 8% of the Company's outstanding common shares over a one year period. The strike price of all of the options is 80% of the bid price of the Company's common stock on October 31, 2000. Mr. Maassen resigned as President effective May 31, 2001.

Note 5.

Other Items

In September 2000 AWN sold its 900 SMR licenses and operations to CMSR Systems, Inc., an unaffiliated Nevada Corporation but retained ownership in a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The seven and one half percent operating interest was reported for accounting purposes as a receivable from licenses sales in the amount of 333,700 based upon third party agreements between CMSR Systems, Inc. and Nextel. In March of 2002, the third party agreement between CMSR Systems, Inc. and Nextel was consummated with a reduced cash payment rather than the originally intended stock based payment upon which the receivable was based and as a result, AWN received a payment of $271,200 on its $333,700 receivable. The remaining receivable balance of 62,500 was written off as loss on disposal of assets.

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

     American Wireless Network, Inc. ("AWN") a wholly owned subsidiary of the Company was incorporated under the laws of the State of Colorado on December 3, 1996, to act as the wireless communications operating entity for the Company. In September 2000 AWN sold its 900 SMR licenses and operations to CMSR Systems, Inc., an unaffiliated Nevada Corporation. The communication equipment owned by AWN remains under a long term lease to CMSR Systems, Inc., which transaction is accounted for as a capital lease (sale). The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in broadband communications systems, cable television systems, telecommunications, information industries, financial services or other compatible business operations.

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

     During the quarter ended March 31, 2002 and through the present the Company continued as a developmental stage entity focused on developing alternative strategic acquisition plans, efforts to acquire financing, and maintaining reporting compliance for various federal government agencies.

Current Status and Operations

     The Company has been and continues to be in the development stage. The Company has yet to commence its principal planned operations. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt.

Current Status

     In September 2000 AWN sold its 900 SMR licenses and operations to CMSR Systems, Inc., an unaffiliated Nevada Corporation. AWN retained ownership of all of its SMR transmission equipment as well as a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The seven and one half percent operating interest was reported for accounting purposes as a receivable from licenses sales based upon third party agreements between CMSR Systems, Inc. and Nextel in the amount of $333,700. In March of 2002, the third party agreement between CMSR Systems, Inc. and Nextel was consummated with a reduced cash payment rather than the originally intended stock based payment and as a result, AWN received a payment of $271,200 on its $333,700 receivable. The remaining receivable balance of 62,500 was written off as loss on disposal of assets. As a part of the Asset Acquisition Agreement (as amended), AWN leased to CMSR Systems, Inc., certain SMR related transmission equipment for a five (5) year term at the initial base rate of $33,750 per quarter for the first year of payments, $42,000 per quarter for the second year of payments, $52,000 per quarter for the third year of payments, and $57,250 per quarter for the fourth year of payments provided, however, that such Equipment Lease payments began June 1, 2000, with payments waived for the first year. The Lessee shall have the option to extend the Lease for 1 year terms (up to a total of a 3 year extension after the termination of the original five year term); provided, however, that the monthly rate will be based upon the fair market value ("FMV") of Equipment on the date of any extension as agreed upon by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. Lessee shall have the option, within 30 days of the end of any term, to purchase the Equipment at the then FMV as determined by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. In the event of the bankruptcy of the Company, Lessee shall have the right to purchase the Equipment at its then FMV. The lease of SMR transmission equipment is recorded as a direct financing capital lease for accounting purposes.

Funding and Acquisition Efforts:

     In the previous fiscal year and in the quarter ended March 31, 2002, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, telecommunication or computer related businesses, information and data services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

(b)  Liquidity and Capital Resources

     The Company reported net losses (unaudited) of $174,300 for the quarter ended March 31, 2002 and has reported net losses from inception (March 15, 1994) to March 31, 2002 of $16,606,800. The Company had deficient working capital at March 31, 2002 of $512,300. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. No assurances can be given that the sources of borrowings would continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company.

     Subsequent to the quarter ended March 31, 2002, the Company made early final payment of the A-1 Office Products remaining debt of $68,750 by a negotiated payment of $66,000 and obtained a release of claims from A-1 Office Products.

     From May 1, 2002 to the end of fiscal year ended June 30, 2001, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $40,000. This amount is composed of $40,000 for working capital assuming that current operations continue in its present status.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of March 31, 2002, the unaudited results of the Company indicated deficit working capital of $512,300. All during fiscal 2001 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to initiate revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At March 31, 2002 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

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

     During quarter ended March 31, 2002, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     For the quarter ending March 31, 2002, the Company incurred General and Administrative Expenses of $89,900, a decrease of $162,500 from the quarter ending March 31, 2001, when the Company recorded expenses of $251,500. The difference is attributable to management's efforts in reducing overhead and the termination of SMR operations. In September 2000 AWN sold its 900 SMR licenses and operations to CMSR Systems, Inc., an unaffiliated Nevada Corporation but retained ownership in a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The seven and one half percent operating interest was reported for accounting purposes as a receivable from licenses sales in the amount of 333,700 based upon third party agreements between CMSR Systems, Inc. and Nextel. In March of 2002, the third party agreement between CMSR Systems, Inc. and Nextel was consummated with a reduced cash payment rather than the originally intended stock based payment upon which the receivable was based and as a result, AWN received a payment of $271,200 on its $333,700 receivable. The remaining receivable balance of 62,500 was written off as loss on disposal of assets. Additionally, the Company incurred $21,800 in interest expense in the quarter ended March 31, 2002. The Company's Quarter ended March 31, 2002 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

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

                                       COMTEC INTERNATIONAL, INC.

Date:   May 17,  2002                  By:    /s/ James J. Krejci
                                          -------------------------------------
                                          James J. Krejci, President and
                                          Chief Executive Officer

                                       By:    /s/ Gordon Dihle
                                          -------------------------------------
                                          Gordon Dihle, Chief Financial Officer