Form 10KSB
period 2002-06-30
COMTEC INTERNATIONAL INC
filed 2002-11-18
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Fiscal Year Ended June 30, 2002

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

State the aggregate market value of the voting stock (common stock) held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked price of such stock , as of a specified date within the past sixty days. As of the close of business, November 13 2002, the aggregate market value of the Company's Common Stock (based on the average of the $.005 bid and $.006 asked price) held by non-affiliates was $183,500.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

              Number of shares outstanding of each of the issuer's
               classes of Common stock as of November 13, 2002 was
                               70,832,900 shares.

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

                                  Yes       No
                                      ---      ---

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           FORM 10-KSB ANNUAL REPORT - FISCAL YEAR ENDED JUNE 30, 2002

                           COMTEC INTERNATIONAL, INC.


                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.      Description of Business..........................................3.
Item 2.      Description of Property......................................... 5.
Item 3.      Legal Proceedings............................................... 5.
Item 4.      Submission of Matters to a Vote of Security Holders............. 5.

PART II

Item 5.      Market for Common Stock Equity and Related Stockholder Matters.. 5.
Item 6.      Management's Discussion and Analysis or Plan of Operation....... 6.
Item 6a.     Quantitative And Qualitative Disclosures About Market Risk...... 9.
Item 7.      Financial Statements............................................ 9.
Item 8.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................ 9.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........9.
Item 10.     Executive Compensation..........................................11.
Item 11.     Security Ownership of Certain Beneficial Owners and Management..13.
Item 12.     Certain Relationships and Related Transactions..................16.
Item 13      Exhibits and Reports on Form 8-K................................17.

SIGNATURE PAGE...............................................................18.

Attachment:

INDEPENDENT AUDITOR'S REPORT AND CONSOLIDATED FINANCIAL STATEMENTS, JUNE 30, 2002 AND 2001 AND CUMULATIVE AMOUNTS FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2002.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development:

1.   GENERAL CORPORATE

     ComTec International Inc. was incorporated on July 6, 1983 in the State of New Mexico, originally under the name of Nisus Video, Inc. It is a fully reporting 12(g), 34 Act publicly traded company. The Company has undergone various changes to date as a result of certain reorganizations. Historical changes are more fully disclosed in prior 34 Act filings. The Company's principal office is located at 12835 East Arapahoe Road, Tower 1 Suite 800, Englewood, Colorado 80112; its telephone number is (303) 662-8069. The Company is currently authorized to issue 200,000,000 common shares, $0.001 par value and 10,000,000 preferred shares, $0.001 par value. The Company has one wholly owned operating subsidiary, American Wireless Network, Inc. ("AWN").

2.   ASSET FORFEITURES, DISPOSITIONS AND TERMINATIONS OF CONTRACT RIGHTS

         DISPOSITION OF INTEREST IN CMSR Systems, Inc.'s SMR OPERATION

     In March 2002, AWN received cash in the amount of $271,172 in exchange for a seven and one half percent operating interest in the operational segment represented by the FCC licenses and operations previously sold to CMSR Systems, Inc. by AWN. The contract for the sale of this interest was reported in the prior year financials at a sale price of $333,750, however due to a third party reduction in the valuation of the group of assets in which the AWN interest was included, the settlement price was reduced by $62,578.

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

Current Status and Operations
-----------------------------

     During the fiscal year ended June 30, 2002 and through the present, the Company has continued as a developmental stage entity focused on seeking and evaluating potential merger and acquisition candidates. Activities have been concentrated on revising the Company's strategic business plan, financing efforts, negotiations to acquire other entities and operations, maintaining management, and maintaining reporting compliance for various federal government agencies, such as the SEC and FCC. The Company is exploring potential acquisition and or merger transactions with amenable business opportunities in telecommunications, information industries, financial service industry or other compatible business operations.

         RESEARCH AND DEVELOPMENT

     The Company has not incurred, and does not expect to incur, significant research and development expenses.

         COPYRIGHTS, PATENTS, PROPRIETARY INFORMATION, AND TRADEMARKS

     The Company has no registered service marks, copyrights, or patents.

(c) Government Regulation:

     The Company has no operations and therefore is not subject to Government Regulation at this time.

(d) Employees and Consultants:

     As of the date of this filing, the Company and its wholly owned subsidiary AWN employs a total of two (2) persons: James Krejci, President and Chief Executive Officer of the Company and Gordon Dihle, the Secretary/Treasurer, both of whom waived salaries for the year ended June 30, 2002.

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

     Limited Revenues; Limited Relevant Operating History; Significant and Continuing Operating Losses; Negative Cash Flow; Accumulated Deficit. Since its inception, the Company has been engaged primarily in the acquisition of FCC Licenses and the construction of facilities to begin commercial operation of such licenses and, therefore, has had very limited revenues from sales of its services. Management has not included revenues in its financials since past revenues have not been sufficient to be separately stated in accordance with GAAP. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new business in the wireless communications industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the commercialization of services in new markets. The Company has incurred operating losses in each quarter since inception and on June 30, 2002, the Company had an accumulated deficit of approximately $16,000,000. Since such date, losses have increased and are continuing through the date of this report. Accordingly, it is anticipated that the Company will continue to incur significant losses. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

     Significant Capital Requirements. Need for Additional Capital; Explanatory Paragraph in Accountant's Report. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on the private placement of equity securities and debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing private placements and borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds within the next 12 months. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its plan to acquire an operating entity or effect a business combination and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders. The Company's independent public accountants have included an explanatory paragraph in their reports on the Company's financial statements for the years ended June 30, 2002 and 2001, which express substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

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

     Lack of Dividend History. No Dividends. The Company has never paid dividends on its Common Stock and intends to utilize any earnings for growth of its business. Therefore, the Company does not intend to pay cash dividends for the foreseeable future. This lack of dividends and a dividend history may adversely affect the liquidity and value of the Company's Common Stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Corporate Office:
-----------------

     AWN leases approximately 200 square feet of executive office space at 12835 East Arapahoe Road, Tower 1 Suite 800, Englewood, Colorado from an unaffiliated party. All corporate, administrative, accounting and operational functions are carried out from the corporate headquarters. The Company shares offices with AWN. This lease space is fully utilized for Company purposes and is adequate for the Company's current needs.

ITEM 3.  LEGAL PROCEEDINGS

     No non-course of business or other material legal proceedings, to which the Company is a party or to which the property of the Company is subject, is pending or is known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders during the year ended June 30, 2002.

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

     The following table indicates the quarterly high and low bid market price ranges of the Company's common stock in the over-the-counter market on the Electronic Bulletin Board for the fiscal years ended June 30, 2001 and June 30, 2002, as reported by the Nasdaq-Amex Market Group, an NASD company. The information supplied represents quotations between dealers that does not include retail markups, markdowns or commissions, actual transactions and any adjustments for stock dividends.

     The following chart is made considering the effect of the one for five reverse stock split effective January 31, 1998 and rounded to nearest full penny for presentation purposes only.

                                                                 BID       BID
                                                                HIGH($)   LOW($)
                                                               -------    ------
Fiscal 2002:
    Fiscal Quarter: July 1, 2001 through September 30, 2001     $0.06     $0.04
    Second Quarter: October 1, 2001 through December 31, 2001   $0.03     $0.02
    Third Quarter: January 1, 2002 through March 31, 2002       $0.01     $0.01
    Fourth Quarter: April 1, 2002 through June 30, 2002         $0.01     $0.01

Fiscal 2001:
    First Quarter: July 1, 2000 through September 30, 2000      $0.18     $0.07
    Second Quarter: October 1, 2000 through December 31, 2000   $0.11     $0.05
    Third Quarter: January 1, 2001 through March 31, 2001       $0.09     $0.05
    Fourth Quarter: April 1, 2001 through June 30, 2001         $0.10     $0.05

 (b) Holders:

     As of September 24, 2002 the approximate number of holders of record of shares of the Company's common stock, $.001 par value per share, the Company's only class of trading securities, was believed by management to be as follows:

         Title of Class                     Number of Record Holders
         --------------                     ------------------------

         Common Stock, $.001 par                       600

(c) Dividends:

     The Company has paid no dividends during fiscal years ended June 30, 2001, June 30, 2001 or to the present date. Other than the requirements of the New Mexico Business Corporation Act that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Company insolvent, there are no restrictions on the Company's present or future ability to pay dividends.

     The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

Unregistered shares issued
--------------------------

     No shares of the Company's common or preferred stock were issued during the Fiscal Year Ended June 30, 2002.

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

     The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 2002, and June 30, 2001, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this report.

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

(a) Plan of Operation:

     In September 2000, AWN completed the sale to CMSR Systems, Inc. of all of its 900 SMR licenses and operations. AWN retained a seven and one half percent operating interest in the operational segment represented by the licenses and operations sold to CMSR Systems, Inc. by AWN. The communication equipment owned by the Company remains under a long term capital lease to CMSR Systems, Inc. As a result, the Company has had no 900 SMR operations since September, 2000 but does have a retained passive retained interest in the SMR operation sold. The Company is now exploring potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry, financial services or other compatible business enterprises.

     The Company has been and continues to be in the development stage. The Company has yet to commence its principal planned operations and from inception of the SMR business plan (March 15, 1994 through September 2000) generated only auxiliary revenues to defray the cost of its planned operations, with only limited success in implementing actual operations. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt.

Current Status and Operations:
------------------------------

     In September 2000, a sale to CMSR Systems, Inc. of 900 SMR licenses was consummated. AWN retained ownership of all of its SMR transmission equipment. AWN leased to CMSR Systems, Inc., certain SMR related transmission equipment for a five (5) year term at the initial base rate of $33,750 per quarter for the first year of payments beginning June 1, 2000, $42,000 per quarter for the second year of payments beginning June 1, 2001, $52,000 per quarter for the third year of payments beginning June 1, 2002 and $57,250 per quarter for the fourth year of payments beginning June 1, 2003. The Lessee has the option to extend the Lease for 1 year terms (up to a total of a 3 year extension after the termination of the original five year term); provided, however, that the monthly rate will be based upon the fair market value ("FMV") of Equipment on the date of any extension as agreed upon by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. Lessee shall have the option, within 30 days of the end of any term, to purchase the Equipment at the then FMV as determined by the parties; provided that in the event that Lessee and the Company cannot agree on a FMV, the FMV shall be determined by a third party appraiser selected by the Company and Lessee. In the event of the bankruptcy of the Company, Lessee shall have the right to purchase the Equipment at its then FMV. This lease agreement is reported for accounting purposes as a capital lease.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company reported a net loss of $184,000 for the year ended June 30, 2002 and a net loss of $773,400 for the year ended June 30, 2001 and has reported net losses of $16,433,000 from inception (March 15, 1994) to June 30, 2002. As reported on the consolidated statements of cash flows, the Company incurred deficient cash flows from operating activities of $184,000 and $773,400 for the years ended June 30, 2002 and 2001 respectively and has reported deficient cash flows from operating activities of $16,433,000 from inception (March 15, 1994) to June 30, 2002. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. A number of developments over the past year had material adverse effects on the Company.

     In March 2002, AWN received cash in the amount of $271,172 in exchange for a seven and one half percent operating interest in the operational segment represented by the FCC licenses and operations previously sold to CMSR Systems, Inc. by AWN.

The contract for the sale of this interest was reported in the prior year financials at a sale price of $333,750, however due to a third party reduction in the valuation of the group of assets in which the AWN interest was included, the settlement price was reduced by $62,578.

     Management is endeavoring to develop a strategic plan to raise private financing, develop a management team, maintain reporting compliance and explore potential acquisition and or merger transactions with existing business opportunities in telecommunications, information industries, computer industry, financial services or other compatible business operations.

     In the fiscal year ended June 30, 2002, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, cable systems, telecommunication or computer related businesses, information and data services, financial services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

     From October 1, 2002 to the end of fiscal year ended June 30, 2002, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is $100,000. This amount is composed of $100,000 for working capital assuming that current operations continue in its present status There can be no assurances that the Company will be able to successfully obtain the additional financings or will be otherwise able to obtain sufficient financing to consummate the Company's business plan.

     The Company has limited capitalization and is dependent on the proceeds of private or exempt offerings to continue as a going concern and implementing a business plan. All during fiscal 2002 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to acquire productive assets and initiate revenue producing operations. Any activity in the communications industry requires adequate financing and on-going funding sources.

(e) Results of Operations:

Fiscal Year Ended June 30, 2002
-------------------------------

     For the year ended June 30, 2002 the Company recorded a net loss before other income and expense of $74,000 and a net loss of $184,000 with a net loss per common share of $0. Professional fees of $24,000 the bulk of which was for audit costs related to the Company's continuing SEC reporting, depreciation of $12,000, employer taxes of $10,000 and employee insurance costs of $18,000 made up the majority of the operating expense attributed to the fiscal year ended June 30, 2002. Other expenses consisted of interest expense of $47,000 and a loss on disposition of assets recorded at 62,578. In March 2002, AWN received cash in the amount of $271,172 in exchange for a seven and one half percent operating interest in the operational segment represented by the FCC licenses and operations previously sold to CMSR Systems, Inc. by AWN. The contract for the sale of this interest was reported in the prior year financials at a sale price of $333,750, however due to a third party reduction in the valuation of the group of assets in which the AWN interest was included, the settlement price was reduced by $62,578, resulting in a capital loss to the Company of 62,578

Fiscal Year Ended June 30, 2001
-------------------------------

     For the year ended June 30, 2001 the Company recorded a net loss before other income and expense of $829,700 and a net loss of $773,400 with a net loss per common share of $0.01. Professional fees of $94,200 the bulk of which was related to now settled litigation, accrued but unpaid officers salaries of $343,750, legal settlements totaling $100,000, office rent of $27,800 and depreciation of $13,400 made up the majority of the expense attributed to the fiscal year ended June 30, 2001. In addition, the following stock issuances are included in the total expense for the year: 1.) an Officer of the Company received 2,561,111 shares of common stock valued at $151,500 and 6,000,000 shares of Series D preferred stock valued at $6,000 in compensation of services to the Company, 2.) an unaffiliated individual received 143,000 shares valued at $10,000 in prepayment of rent and 3.) an unaffiliated individual received 50,000 shares valued at $2,200 in exchange of consulting services. A gain on disposal of assets totaling $68,900 was reported as a result of the sale by the Company's subsidiary of its SMR licenses and disposition of its wireless communications equipment through a capital lease.

Impact of Recently Issued Accounting Standards
----------------------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Item 310 of regulation S-B, for the years ending June 30, 2002 and June 30, 2001 which have been audited and reported upon by Grabau & Company, PC, Certified Public Accountants are annexed as a separate section to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identify Directors and Executive Officers.

     The following table sets forth: (1) names and ages of all persons who presently are directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served as such:

    Director Name/Title                      From                    To
    -------------------                      ----                    --
James J.  Krejci, 60               August 1998               Next Annual Meeting
Director, President & CEO

Gordon D.  Dihle, 47               October 1997-May 8, 1998  Next Annual Meeting
Director, Secretary & Treasurer    August 1998

Marc Maassen, 52                   October 1998              Next Annual Meeting
Outside Director

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

(f)  Compliance with Section 16(a) of the Exchange Act:

     To the date of this filing and to the best of knowledge of the Company, Form 3 has been filed by its current officers and directors, form 4 filings have not been required, and no supplemental Form 5 had been filed with the Securities Exchange Commission (SEC) by any of its current officers or directors at June 30, 2002. As of the date of this report, the SEC has not taken any additional action with regard to any failure to file reports

     To the knowledge of the Company the following person (shareholder) who may have had Section 16 filing requirements during the fiscal year ended June 30, 2002 has not complied with Section 16: Lewis Rowe.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  General

     (1) through (7) All Compensation Covered. During the fiscal year ended June 30, 2002, the Company employed the following senior management personnel who served pursuant to employment agreements further described in Section (g) below.

(b)  Summary Compensation Table.

     No employee of the Company other than James J. Krejci, its CEO earned in excess of $100,000 during the fiscal years ended June 30, 2001 and June 30, 2002.

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION        LONG TERM COMPENSATION
                         ---------------------------  --------------------------
Name and Position Year   Salary       Bonus    Other  SAR   Options  LTIP  Other
----------------- ----  ---------  ----------  -----  ----  -------  ----  -----

James J.  Krejci  2001  $157,500*  $157,500**   None  None    None   None  None
CEO and President 2002  $      0   $      0     None  None    None   None  None

*    Salary of $157,500 was accrued but not actually paid to Mr. Krejci.

** .001 par value Stock valued at $151,500 was issued to Mr. Krejci and registered on Form S-8. Additionally, the Board of Directors voted to issue .001 par value Series D preferred stock valued at $6,000 to Mr. Krejci.

(c) Option/SAR Grant Table. During the fiscal years ended June 30, 2002 and 2001, no effective grants of stock options or freestanding SAR's were made by the Company.

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

     No options were formally issued from the 1997 Stock Option Plan during the year ended June 30, 2002. As a disinterested director, Marc Maassen became entitled to receive automatic option grants to purchase 14,000 shares of the Company's Common Stock upon his initial appointment as a director on September 30, 1998 and an option for an additional 14,000 shares on each anniversary of his term as a director, September 30, 1999 through September 30, 2002.

(d)  Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     During the fiscal year ended June 30, 2002, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 980,000 shares of the Company's common stock, $.001 par value per share are reserved for issuance pursuant to the Company's 1997 stock option plan as adopted by the Company's Board of Directors on February 12, 1997 and approved by the shareholders on March 28, 1997.

(e)  Compensation of Directors.

     No director of the Company received any compensation in his capacity as director during the fiscal year ended June 30, 2002.

(f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     On March 23, 2001, the Company entered into a letter agreement with the Company CEO, which remains to be formalized, by which James Krejci renewed his employment as CEO of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to fifteen percent (15%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 15% of the Company's outstanding common shares over a three year period ending February 16, 2004. The strike price of all of the potential options, is $.076 (80% of the closing bid price of $.095 of the Company's common stock on February 15, 2001.

     On February 16, 2001, James Krejci completed a three year employment agreement as Chief Operations Officer of the Company and President and CEO of AWN. By the completion of this three year agreement Mr. Krejci became vested in common stock options for ten percent (10%) of the outstanding common stock of the Company. The strike price of all of the vested options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, Mr. Krejci's original appointment date as CEO of the Company. As additional employee incentive, the non interested members of the Board of Directors passed a resolutions granting Mr. Krejci: (1) a four year option, effective July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, (2) a four year option effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, and (3) a four year option effective January 1, 2001, to purchase 1,700,000 shares of the Company's ..001 par value common stock at a strike price of $.067 per share.

     On January, 2002, Gordon Dihle completed a three year employment agreement wherein he was employed as Chief Financial Officer of the Company. By completion of the three year employment agreement Mr. Dihle became invested in common stock options for seven and one half percent (7.5%) of the outstanding common stock of the Company. The strike price of all of the options is $.056 per share. As additional employee incentive, the non interested members of the Board of Directors passed a resolutions granting Mr. Dihle: (1) a four year option, effective July 1, 1999, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, (2) a four year option effective after July 1, 2000, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, and (3) a four year option effective January 1, 2001, to purchase 1,400,000 shares of the Company's ..001 par value common stock at a strike price of $.067 per share.

     Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, by which Marc Maassen became employed as President of the Company. Mr. Maassen resigned as President of the Company effective May 31, 2001. During the term of his employment as President, Mr. Maassen became vested in common stock options for two percent (2%) of the outstanding common stock of the Company, said options are exercisable at a price of $0.048 per share.

Report on Repricing of Options/SAR's.
-------------------------------------

     During  the  fiscal  year  ended  June  30,  2002,   no  stock  options  or
freestanding SAR's were repriced.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners:

     The information is furnished as of September 24, 2001 as to the number of shares of the Company's common stock, $.001 Par value per share owned beneficially, or is known by the Company to own beneficially more than 5% of any class of such security who is not also an Officer or Director of the Company:

     At June 30, 2002, the Company had outstanding Class A .001 par value Common Stock. Each common share entitles the holder to one vote in any matter submitted to shareholders for approval. The common shares vote as a single class.

                                           Amount and Nature       Percentage of
Name and Address of Beneficial Owner    of Beneficial Ownership     Total Class
------------------------------------    -----------------------     -----------

Cayman Offshore International, Inc.
PO Box 1561GT
Zephyr House, Mary Street
Grand Cayman, British West Indies             8,379,816 (1)             11.8%

Overseas Foreign Holdings, Inc.
PO Box 1561GT
Zephyr House, Mary Street                    6,268,929                   8.9%
Grand Cayman, British West Indies

Queens Cross Group, Inc.
PO Box 1561GT
Zephyr House, Mary Street                    10,009,840 (1)             14.1%
Grand Cayman, British West Indies

                                           Amount and Nature       Percentage of
Name and Address of Beneficial Owner    of Beneficial Ownership     Total Class
------------------------------------    -----------------------     -----------

Zephyr Directors Limited *
c/o G.  James Cleaver,
E&Y Restructuring
PO Box 510 GT
Bermuda House, 2nd Floor                    30,579,803 (2)
British American Centre                  *(voting control as           43.2%
Dr.  Roy's Drive                       managing Director but not
Grand Cayman, Cayman Islands             beneficial ownership)

(1) These shares are also included in the total of 30,579,803 shares which Zephr Directors Limited has voting power over as the managing director of Queens Cross Group, Inc. and Cayman Offshore International, Inc.

(2) Zephyr Directors Limited has voting control but not beneficial ownership over 30,579,803 shares of the Company's common shares in its capacity and function of managing director of fifty three foreign entities located in Grand Cayman, Cayman Islands, including Queens Cross Group, Inc. and Cayman Offshore International, Inc., both of which are individually a beneficial owner of greater than 5% of the Company's common stock. Zephyr Directors Limited is a subsidiary of Zephyr International Limited which holds a Cayman Islands Company Manager license. Zephyr International Limited is subject to a Winding-Up Order dated October 24, 2000 in the Grand Court of the Cayman Islands whereby G. James Cleaver of Ernst & Young, (E&Y
     Restructuring) PO Box 510GT, 4th Floor, One Capital Place, George Town, Grand Cayman was appointed Official Liquidator of Zephyr International Limited.

(f)  Security Ownership of Management:

     The information is furnished as of September 24, 2001 as to the number of shares of the Company's common stock, $.001 par value per share owned by each executive officer and director of the Company and by all executive officers and directors as a group:

                                        Amount and Nature       Percentage of
Name and Address of Security Owner    of Security Ownership      Total Class
----------------------------------    ---------------------      -----------
Gordon D. Dihle
10333 Behrens Mile Road
Byers, Colorado 80103                       218,676 (1)              3%

James Krejci
1133 Race Street                            274,286 (2)              4%
Denver, Colorado 80206

Marc Maassen
240 Hopi Place                              128,000 (3)              2%
Boulder, Colorado 80303

Total officers and directors                620,962                  9%
as a group (3 persons)

(1) includes 14,070 shares owned by a professional corporation owned by Mr. Dihle. Does not include stock options potentially equal to up to 7.5% of the Company's common shares which Mr. Dihle has the potential to earn pursuant to an employment agreement over a three year period ending January 1, 2002. Does not include non-formalized options to purchase 3,400,000 shares of the Company's common shares.

(2) does not include stock options potentially equal to up to 25% of the Company's common shares which Mr. Krejci has the potential to earn pursuant to an employee agreement over a three year period ending February 16, 2001. Does not include a non-formalized options to purchase 4,300,000 shares of the Company's common shares.

(3) includes automatic stock options to purchase 16,000 shares of common stock which accrued to Mr. Maassen as an outside director under the Company's 1997 incentive stock option plan; does not include stock options of 2% of the Company's common shares which Mr. Maassen earned pursuant to an employment agreement over the one quarter period ending March 31, 2001.

     The information is furnished as of September 24, 2002 as to the number of shares of the Company's Series D Preferred Stock, $.001 par value per share owned by each executive officer and director of the Company and by all executive officers and directors as a group:

                                        Amount and Nature      Percentage of
Name and Address of Security Owner    of Security Ownership     Total Class
----------------------------------    ---------------------     -----------

James Krejci
1133 Race Street
Denver, Colorado 80206                     6,000,000 (1)           100%

Total officers and directors               6,000,000               100%
as a group (3 persons)

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

(c)  Changes in Control.

     As was reported in Form 8K filed January 29, 2001, on December 26, 2000, pursuant to a resolution of the Board of Directors adopted by unanimous consent in lieu of a meeting, a series of Preferred Stock entitled "Series D Preferred Stock" was approved by the Board of Directors on behalf of the Company. The number of shares constituting the Series D Preferred Stock is 6,000,000, which may be issued in such amounts as shall be determined by the Board of Directors in accordance with the provisions of the Certificate of Designation. The series was designated Series D Preferred Stock with a par value of .001 per share and an issue price of $.001 per share. Holders of the Series D Preferred Stock shall be entitled to dividends of twelve percent per annum on the issue price of the certificate from the date of issue, which dividends shall accrue until declared payable by the Board of Directors and paid by the Company. In the event of any liquidation, dissolution or winding-up of the affairs of the Corporation, whether voluntary or involuntary, the holders of the Series D Preferred Stock shall be entitled, before any assets of the Corporation shall be distributed among or paid over to the holders of the Common Stock, but only after authorized distribution or payment to the holders of the Series A Convertible Preferred Stock in accordance with the provisions of the Series A Convertible Preferred Stock Designation, to be paid .001 per share of Series D Preferred Stock plus any accrued but unpaid dividends hereon. On December 28, 2000, the no interested members of the Company's board of directors voted to issue a total of 6,000,000 shares of its .001 par value Series D preferred stock to James J. Krejci, the Corporation's President at an issue price of .001 per share. The shares were issued in consideration of services provided to the Company by Mr. Krejci. Except as otherwise permitted by the applicable provisions of the New Mexico Business Corporation Act, holders of the Series D Preferred Stock shall not be entitled to vote in regular elections of the Corporation for members of the board of directors so long as a sufficient number of common shares are present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled. If at any time, the Corporation shall place or be required to place for shareholder vote a proposal to liquidate or dissolve the corporation; to amend its articles of incorporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of all or substantially all of its property, assets, shares of stock or other securities, property or business; any special meeting of shareholders; or any other action by the corporation which requires a vote of its common stock shareholders other than for regular elections for members of the board of directors, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders. In such shareholder elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such election results. If at any time, the Corporation's management or its board of directors shall pass a resolution or enter into a contract to liquidate or dissolve the corporation; to change the capital structure of the corporation or other corporate reorganization; to acquire a subsidiary, business or assets in exchange for shares of the Company's equity or debt instruments issued by the Company; to merge with or consolidate into another corporation; to tender, transfer or otherwise dispose of in excess of twenty five percent of its total property, assets, shares of stock or other securities, property or business, the holders of a minimum of 50% of the Series D Preferred Stock shall within 30 days of direct notice of the event made to Series D Preferred Stockholders, have the option to require that the resolution made or action taken by the Corporation's management be placed for a vote of the shareholders. If in a regular election of the Corporation for members of the board of directors a sufficient number of common shares are not present in person or by proxy for the election of the board of directors as required by the bylaws of the Corporation or the applicable laws of any state in which the Corporation is domiciled, the holders of the Series D Preferred Stock shall be entitled to vote in such shareholder election with the common shareholders and establish a legal quorum. In such director elections, each share of Series D Preferred Stock voted in the election shall be equal to one hundred fifty common shares for purposes of such required quorum and election results. There were no previous shares of Series D preferred stock issued or outstanding and there is no public market for the Series D preferred stock. The Series D preferred stock is not convertible to common stock.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions
--------------------

     On February 16, 1998, the Company entered into a three year letter agreement (as modified) with the Company, by which James Krejci initially became employed as Chief Operations Officer of the Company and President and CEO of AWN. Pursuant to that agreement Mr. Krejci became entitled to receive common stock options for ten percent (10%) of the outstanding common stock of the Company. On March 23, 2001, the Company entered into a letter agreement with the Company CEO, which remains to be formalized, by which James Krejci renewed his employment as CEO of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to fifteen percent (15%) of the outstanding common stock of the Company over a three year period. SEE ITEM 10 - EXECUTIVE COMPENSATION - (f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     On December 28, 2000, the Company's board of directors voted to issue a total of 6,000,000 shares of its .001 par value Series D preferred stock to James J. Krejci, the Corporation's President at an issue price of .001 per share. The shares were issued in consideration of services provided to the Company by Mr. Krejci. No underwriter was involved in the transaction and no cash commissions or discounts were paid by the Company. SEE ITEM 11 - EXECUTIVE COMPENSATION - (c) Change-in Control.

     Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, by which Marc Maassen became employed as President of the Company. Mr. Maassen resigned as President of the Company effective May 31, 2001. During the term of his employment as President, Mr. Maassen became vested in common stock options for two percent (2%) of the outstanding common stock of the Company, said options are exercisable at a price of $0.048 per share.

     On January 1, 1999, the Company entered into a letter agreement with Gordon Dihle, which was completed on January 1, 2002. Pursuant to that agreement Mr. Dihle became entitled to receive common stock options for seven and one half percent (7.5%) of the outstanding common stock of the Company. SEE ITEM 10 - EXECUTIVE COMPENSATION - (f) Employment Contracts and Termination of Employment, and Change-in Control Arrangements.

     Except for the foregoing and during the fiscal year ended June 30, 2002, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Company or any shareholder known by the Company to own of record or beneficially more than five (5%) percent of the Company's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Company or any of its parents or subsidiaries was or is a party.

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

   10.02 Letter Agreement between the Company and James Krejci dated March 23, 2001. (3)

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

   10.08  Amendment Number 1 to Asset Acquisition Agreement (3)

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

    99.1  Certification Pursuant to 18USC Section 1350

(1) Incorporated by reference to exhibits filed with the Company's Form 10KSB for June 30, 1995.

(2) Incorporated by reference to exhibits filed with the Company's Form 10KSB for June 30, 1998.

(3) Incorporated by reference to exhibits filed with the Company's Form 10KSB for June 30, 2001.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the year ended June 30, 2002, no reports on Form 8-K were filed during the quarter ended June 30, 2002, or from June 30, 2002 to the date of this report.


                                   SIGNATURES

     Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                     COMTEC INTERNATIONAL, INC.

Date: 11/14/02                       By s/s James J.  Krejci
                                       -----------------------------------------
                                       James J.  Krejci, President and CEO

                                     By: s/s Gordon D.  Dihle
                                        ----------------------------------------
                                       Gordon D.  Dihle, Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by each director.


Date: 11/14/02                       By: s/s James J.  Krejci
                                        ----------------------------------------
                                        James J.  Krejci, Chairman

                                     By: s/s Gordon D.  Dihle
                                        ----------------------------------------
                                        Gordon D.  Dihle, Director

                                     By: s/s Marc Maassen
                                        ----------------------------------------
                                        Marc Maassen, Director

                                 CERTIFICATIONS


We, Gordon Dihle and James J.  Krejci, certify that:

     1. We have reviewed this annual report on Form 10-KSB of ComTec International, Inc. for the year ended June 30, 2002;

     2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. We have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002              s/s James J.  Krejci
                                      ------------------------------------------
                                      James J.  Krejci, Chief Executive Officer


Dated: November 14, 2002              s/s Gordon Dihle
                                      ------------------------------------------
                                      Gordon Dihle, Chief Financial Officer

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          INDEPENDENT AUDITORS' REPORT

                                      AND

                        CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED JUNE 30, 2002 AND 2001 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2002

GRABAU & COMPANY
Certified Public Accountants
A PROFESSIONAL CORPORATION
303 East 17th Ave., Suite 700, Denver, CO  80203
(303) 861-0434 FAX (303) 863-1296




                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Comtec International Inc and Subsidiaries
Englewood, CO

We have audited the accompanying consolidated balance sheets of Comtec International, Inc. and Subsidiaries (a company in the development stage) as of June 30, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then, including the cumulative period from inception (March 15, 1994) to June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtec International, Inc. and for the year then ended and the amounts for the year ended June 30, 2002 and 2001 and cash flows for the year then ended and for the cumulative period from inception (March 15, 1994) to June 30, 2002 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of notes to consolidated financial statements, the Company experienced net losses for the year ended June 30, 2002 of $184,000 and has experienced net losses from inception of $16,433,000. Sources of cash flows have been through the sales of its common shares ($1,302,600) and from borrowings under financing activities ($5,794,200). The borrowings under financing activities may cause severe liquidity problems. No assurances can be given to the continuation of the sales of securities or continued ability to obtain short or long term borrowings to maintain the Company's present cash flow requirements. The Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 of notes to consolidated financial statements. The Company has no source of current or future funding. The Company's ability to achieve the elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. All these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

S/Grabau & Company

Denver, Colorado
September 25, 2002

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 2002 AND 2001


                                     ASSETS

                                                         2002          2001
                                                     ------------  ------------


Current Assets
  Cash and equivalents                               $     23,600  $      4,200
  Other receivables                                            --       333,700
  Current portion of lease receivable                     213,300       178,000
  Other current assets                                         --         5,000
                                                     ------------  ------------
         Total current assets                             236,900       520,900

Property and equipment                                     16,300        28,100

Direct financing lease receivable                         171,800       385,000
                                                     ------------  ------------

                                                     $    425,000  $    934,000
                                                     ============  ============

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Current portion of long-term debt                 $     12,800  $     33,900
   Accounts payable                                        11,700        26,600
   Accrued liabilities                                    548,000       745,700
   Shareholder & officer notes payable                         --        10,000
                                                     ------------  ------------

        Total current liabilities                         572,500       816,200

Long-term debt, less current portion                           --        81,300

Shareholders' Equity (deficiency):
   Series A convertible preferred stock,
     $1, stated par and liquidation value;
     1,000,000 shares authorized;
     no shares issued and outstanding                          --            --
   Series B convertible preferred stock,
     $5 stated par and liquidation value;
     1,500,000 shares authorized;
     no shares issued and outstanding                          --            --
   Series C convertible preferred stock,
     $10 stated par and liquidation value,
     1,000,000 shares authorized;
     no shares issued and outstanding                          --            --
   Series D cumulative preferred stock,
     $.001 stated par and $.15 liquidation value,
     6,000,000 shares authorized;
     6,000,000 shares issued and outstanding                6,000         6,000
   Common stock, $.001 par value,
     authorized 200,000,000 shares;
     issued and outstanding 70,832,900
     and 68,078,791 shares in 2001 and
     2000                                                  70,800        70,800
Capital in excess of par                               16,208,700    16,208,700
Accumulated other comprehensive loss                           --            --
Deficit accumulated during the
   development stage                                  (16,433,000)  (16,249,000)
                                                     ------------  ------------
                                                         (147,500)       36,500
                                                     ------------  ------------

                                                     $    425,000  $    934,000
                                                     ============  ============

             Read the accompanying summary of significant accounting
        policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 2002 AND 2001 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2002

                                                            Years Ended
                                                              June 30,               Cumulative
                                                    ----------------------------    Amounts from
                                                            2002            2001  Inception to date
                                                    ------------    ------------  -----------------
Operating Expenses:
     Selling, general and administrative            $     74,400    $    829,700     $  8,074,000
     Management fees, related party                           --              --           65,000
                                                    ------------    ------------     ------------

                                                          74,400         829,700        8,139,000
                                                    ------------    ------------     ------------

Loss before other income (expenses)                       74,400         829,700        8,139,000
                                                    ------------    ------------     ------------

Other income (expenses):
     Interest and dividends                                   --              --          156,300
     Other                                                    --              --          180,200
     Interest Expense                                    (47,000)        (12,600)      (1,474,700)
     Telephone services, less revenues                        --              --       (1,789,500)
     Gain (Loss) on investments, foreclosures and
         disposal of assets                              (62,600)         68,900         (845,000)
     Write-down of loan origination fees                      --              --         (532,700)
     Write-down of LED equipment and
         intangibles                                          --              --       (3,988,600)
                                                    ------------    ------------     ------------

                                                        (109,600)         56,300       (8,294,000)
                                                    ------------    ------------     ------------

Net Loss                                            $   (184,000)   $   (773,400)    $(16,433,000)
                                                    ============    ============     ============

Basic Weighted average common shares
     outstanding                                      70,832,900      68,954,347
                                                    ============    ============

Basic Loss per common share                         $       (.00)   $       (.01)
                                                    ============    ============


   Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

                  COMTEC INTERNATIONAL, INC., AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED JUNE 30, 2002 AND 2001, AND FROM
                INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2002


                                                     Preferred Stock-   Preferred Stock-
                                                          Series A          Series D       Common Stock
                                                    ------------------- ---------------  -----------------
                                           Total     Shares    Amount    Shares  Amount   Shares    Amount
                                        ----------  --------  ---------  ------  ------  ---------  ------
Balance, beginning                              --        --         --      --      --         --      --

 Add (deduct):
  Proceeds from sale of common          $  629,700                                         535,737  $  500
   stock, July, 1995

  Issuance of stock for:
   Liquidation of debt, July , 19995    $  130,000                                         246,019  $  300
   Consulting services, July, 1995      $1,124,400                                         923,164  $  900
   Acquisitions, August, 1995           $  922,200   420,000   $420,000                  3,315,969  $3,300
   Officer's compensation, June, 1996   $1,218,200                                       1,600,300  $1,600
   Exercised warrants, June, 1996       $   30,000                                           6,000      --
   Intangibles, June, 1996                     --                                        1,040,000  $1,100
  Reverse acquistion, June 1996        ($  230,900)                                        592,662  $  600
  Contribution of accrued               $  241,100
   officers' compensation
Net Loss:
  From inception (March 15, 1994)      ($1,148,300)
   to June 30, 1995
  Year ended June 30, 1996             ($2,411,400)


Balance, June 30, 1996                  $  505,000   420,000   $420,000       0  $    0  8,259,851  $8,300

Year ended June 30, 1997:
 Add(deduct):
  Proceeds from sale of common          $  509,200                                         743,962  $  700
   stock, August, 1996

  Issuance of stock for:
   Liquidation of debt, October, 1996   $1,500,000                                       3,125,000  $3,100
   Licence rights, April, 1997          $1,444,500                                       1,361,786  $1,400
   Consulting Services, April, 1997     $  951,200                                       1,590,305  $1,600
   Conversion of preferred              $  172,700                                          69,088  $  100
    shares, August, 1996
   Acquistions, August, 1996            $   85,000                                          63,333  $  100
   Officers' compensation, June, 1997   $   59,700                                         324,123  $  300
   Interest, October, 1996              $   46,600                                          97,089  $  100

  Cancellation of shares due to:
   Foreclosure, February, 1997          ($ 786,200) (420,000) ($420,000)                   -98,000 ($  100)

  License rights, February, 1997       ($1,444,500)                                     -1,361,786 ($1,400)

  Cancelled acquisition,                                                                  -980,000 ($1,000)
   February, 1997

  Write-down of intangible              $1,300,000

  Unrealized losses on marketable      ($    3,600)
   securities

  Net Loss year ended June 30, 1997    ($5,115,300)                           0  $    0



                                                                              Deficit
                                                                           Accumulated
                                                          Accumulated       During the
                                         Capital in          other         Development     Prepaid     Escrowed
                                        excess of par  comprehensive loss     Stage         Media       Shares
                                        -------------  ------------------  -----------   -----------  -----------
Balance, beginning                                 --                  --           --            --           --

 Add (deduct):
  Proceeds from sale of common          $      629,200
   stock, July, 1995

  Issuance of stock for:
   Liquidation of debt, July , 19995    $      129,700
   Consulting services, July, 1995      $    1,123,500
   Acquisitions, August, 1995           $    1,744,300                     ($   20,400)               ($1,225,000)
   Officer's compensation, June, 1996   $    1,216,600
   Exercised warrants, June, 1996       $       30,000
   Intangibles, June, 1996              $    1,298,900                                  ($ 1,300,000)
  Reverse acquistion, June 1996        ($      231,500)
  Contribution of accrued               $      241,100
   officers' compensation
Net Loss:
  From inception (March 15, 1994)                                          ($1,148,300)
   to June 30, 1995
  Year ended June 30, 1996                                                 ($2,411,400)


Balance, June 30, 1996                  $    6,181,800  $               0  ($3,580,100) ($ 1,300,000) ($1,225,000)

Year ended June 30, 1997:
 Add(deduct):
  Proceeds from sale of common          $      508,500
   stock, August, 1996

  Issuance of stock for:
   Liquidation of debt, October, 1996   $    1,496,900
   Licence rights, April, 1997          $    1,443,100
   Consulting Services, April, 1997     $      949,600
   Conversion of preferred              $      172,600
    shares, August, 1996
   Acquistions, August, 1996            $       84,900
   Officers' compensation, June, 1997   $       59,400
   Interest, October, 1996              $       46,500

  Cancellation of shares due to:
   Foreclosure, February, 1997         ($      366,100)

  License rights, February, 1997       ($    1,443,100)

  Cancelled acquisition,               ($    1,224,000)                                                $1,225,000
   February, 1997

  Write-down of intangible                                                              $ 1,300,000

  Unrealized losses on marketable                      ($           3,600)
   securities

  Net Loss year ended June 30, 1997                                        ($5,115,300)

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
                INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2000

                                                     Preferred Stock-    Preferred Stock-
                                                          Series A           Series D       Common Stock
                                                    ------------------- ------------------  -----------------
                                           Total     Shares    Amount      Shares   Amount   Shares    Amount
                                        ----------  --------  ---------  ---------  ------  ---------  ------
Balance June 30, 1997                  ($  775,700)        0  $       0          0  $    0  13,194,751 $13,200

Year ended June 30, 1998:
 Add(deduct):
   Issuance fo stock for:
    Liquidation of debt, April, 1998    $2,600,000                                          18,083,332  $18,100
    LED equipment, March, 1998          $2,400,000                                           5,000,000  $ 5,000
    Consulting services, April, 1998    $  193,000                                           1,732,283  $ 1,700
    Officers' compensation, June, 1998  $   50,000                                             148,369  $   200
    Loan origination and finders'       $  200,000                                           1,538,461  $ 1,500
     fees, June, 1998

  Current period change in realized
    losses on marketable securities     $    3,600

  Net loss year ended June 30, 1998    ($3,029,900)

Balance, June 30, 1998                  $1,641,000         0  $       0          0  $    0  39,697,196  $39,700

  Net loss year ended June 30, 1999    ($1,526,800)

Balance, June 30, 1999                    $114,200         0  $       0          0  $    0  39,697,196  $39,700

 Issuance of stock for:
  Loan origination and finders'         $    6,200                                           6,153,844  $ 6,200
  Consulting services, October, 1999    $   10,000                                             227,272  $   200
  Compensation, June, 2000              $    3,500                                             554,979  $   600

 Liquidation of debt, June, 2000        $2,729,800                                          21,445,500  $21,400

  Net loss year ended June 30, 2000    ($2,223,500)

Balance, June 30, 2000                  $  640,200         0  $       0          0  $    0  68,078,791  $68,100

 Issuance of stock for:
  Compensation, February, 2001          $   50,000                                           1,111,111  $ 1,100
  Consulting services, April, 2001      $   12,200                                             193,000  $   200

 Legal settlement, April, 2001          $  101,500                                           1,450,000  $ 1,400

 Issuance of preferred stock,           $    6,000                       6,000,000  $6,000
  June, 2001

  Net loss year ended June 30, 2001    ($  773,400)

Balance, June 30, 2001                  $   36,500         0  $       0  6,000,000  $6,000  70,832,902  $70,800

  Net loss year ended June 30, 2002    ($  184,000)

Balance, June 30, 2002                 ($  147,500)        0  $       0  6,000,000  $6,000  70,832,902  $70,800


                                                                              Deficit
                                                                           Accumulated
                                                          Accumulated       During the
                                         Capital in          other         Development     Prepaid     Escrowed
                                        excess of par  comprehensive loss     Stage         Media       Shares
                                        -------------  ------------------  -----------   -----------  -----------
Balance June 30, 1997                   $   7,910,100  ($           3,600) ($8,695,400)  $         0  $         0

Year ended June 30, 1998:
 Add(deduct):
   Issuance fo stock for:
    Liquidation of debt, April, 1998    $   2,581,900
    LED equipment, March, 1998          $   2,395,000
    Consulting services, April, 1998    $     191,300
    Officers' compensation, June, 1998  $      49,800
    Loan origination and finders'       $     198,500
     fees, June, 1998

  Current period change in realized                     $           3,600
    losses on marketable securities

  Net loss year ended June 30, 1998                                         $3,029,900

Balance, June 30, 1998                  $  13,326,600   $               0 ($11,725,300)  $         0  $         0

  Net loss year ended June 30, 1999                                       ($ 1,526,800)

Balance, June 30, 1999                  $  13,326,600   $               0 ($13,252,100)  $         0  $         0

 Issuance of stock for:
  Loan origination and finders'         $           0
  Consulting services, October, 1999    $       9,800
  Compensation, June, 2000              $       2,900

 Liquidation of debt, June, 2000        $   2,708,400

  Net loss year ended June 30, 2000                                       ($ 2,223,500)

Balance, June 30, 2000                  $  16,047,700   $               0 ($15,475,600)  $         0  $         0

 Issuance of stock for:
  Compensation, February, 2001          $      48,900
  Consulting services, April, 2001      $      12,000

 Legal settlement, April, 2001          $     100,100

 Issuance of preferred stock,
  June, 2001

  Net loss year ended June 30, 2001                                        $   773,400)

Balance, June 30, 2001                  $  16,208,700   $               0 ($16,249,000)  $         0  $         0

  Net loss year ended June 30, 2002                                       ($   184,000)

Balance, June 30, 2002                  $  16,208,700   $               0 ($16,433,000)  $         0  $         0


 READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
  CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 2002 AND 2001 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2002

                                                                Years Ended
                                                                  June 30,             Cumulative
                                                       ----------------------------    Amounts from
                                                               2002            2001  Inception to date
                                                       ------------    ------------  -----------------
Cash flows from operating activities:
Net loss                                               $   (184,000)   $   (773,400)   $(16,433,000)
Adjustments to reconcile net loss to net cash
     used in operating activities
         Depreciation and amortization                       11,800          13,400         718,200
         Issuance of common stock for service
           and interest                                          --         163,700       3,488,300
         Gain on the sale of marketable securities               --              --         (10,000)
         Write-down on LED equipment and
           intangibles                                           --              --       3,988,600
         Losses (Gains) on investments, foreclosures
           and disposal of assets                            62,600         (61,900)        677,900
         Changes in assets and liabilities:
           Accounts receivable                              271,100              --         245,800
           Deposits and other                                    --              --          (2,500)
           Other current assets                               5,000          (5,000)         11,100
           Accounts payable and accrued liabilities        (212,600)        401,400       2,351,700
           Other assets                                          --           4,500         125,200
                                                       ------------    ------------    ------------
                                                            137,900         516,100      11,594,300
                                                       ------------    ------------    ------------

           Cash used in operating activities                (46,100)       (257,300)     (4,838,700)

Cash flows from investing activities:
     Proceeds of sale of marketable securities                   --              --         267,500
     Proceeds from acquisition                                   --              --          22,100
     Proceeds from direct financing lease                   177,900         160,100         338,000
     Payments for:
         License rights                                          --              --        (424,300)
         Marketable securities                                   --              --        (255,600)
         Non-operating assets                                    --              --         (25,000)
         Related party                                           --              --         (39,000)
         Property, plant, equipment and trade name               --          (2,300)     (1,702,100)
         Other assets                                            --              --         (60,500)
         Other                                                   --              --         (79,500)
                                                       ------------    ------------    ------------

         Cash used in investing activities                  177,900         157,800      (1,958,400)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from:
         Related party                                           --              --       1,184,500
         Sales of preferred stock                                --           6,000           6,000
         Sales of common stock                                   --              --       1,138,900
         Notes payable, principally related parties              --         110,000       1,405,100
         Warrants                                                --              --          30,000
         Convertible debentures                                  --              --       4,100,000
     Payments on:
         Notes payable,principally related parties          (10,000)             --        (892,000)
         Long-term debt                                    (102,400)        (17,400)       (151,800)
                                                       ------------    ------------    ------------

         Cash provided by financing activities             (112,400)         98,600       6,820,700
                                                       ------------    ------------    ------------

Increase (decrease) in cash and equivalents                  19,400            (900)         23,600
Cash and equivalents, beginning                               4,200           5,100              --
                                                       ------------    ------------    ------------
Cash and equivalents, ending                           $     23,600    $      4,200    $     23,600
                                                       ============    ============    ============


        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            YEARS ENDED JUNE 30, 2002 AND 2001 AND CUMULATIVE AMOUNTS
              FROM INCEPTION (MARCH 15, 1994) THROUGH JUNE 30, 2002

                                                                Years Ended
                                                                  June 30,             Cumulative
                                                       ----------------------------    Amounts from
                                                               2002            2001  Inception to date
                                                       ------------    ------------  -----------------
Supplemental disclosure of cash flow information:

         Cash paid for interest                        $     47,000    $     12,600     $   367,000
                                                       ============    ============     ===========


Supplemental schedule of non-cash financing activities:
         Foreclosures:
           Net book value of real property             $         --              --     $(1,867,100)
           Mortgages, notes, and other debt                      --              --       1,081,300
           Preferred and common stock                            --              --         786,200
           Gain of foreclosure                                   --              --            (400)
                                                       ------------    ------------     -----------
                                                       $         --    $         --     $        --
                                                       ============    ============     ===========

         Common stock issued for:
           Conversion of convertible debentures        $         --    $         --     $ 6,244,550
           Acquisition of LED equipment                          --              --       2,400,000
                                                       ------------    ------------     -----------
                                                       $         --    $         --     $ 8,644,550
                                                       ============    ============     ===========

         Common stock cancellation                     $         --    $         --     $ 1,225,000
                                                       ============    ============     ===========

         Acquisitions:
           Book value of property acquired             $         --    $         --     $ 1,450,800
           Debt assumed                                          --              --      (1,390,700)
           Capital lease obligation incurred                     --              --         (60,100)
                                                       ------------    ------------     -----------
                                                       $         --    $         --     $         -
                                                       ============    ============     ===========

         Dispositions:
           Debt assumed                                $         --    $         --     $  (145,000)
           Book value of the property acquired                   --              --         135,000
           Loss on deposit for terminated
              Worland acquisition                                --              --          10,000
                                                       ------------    ------------     -----------
                                                       $         --    $         --     $        --
                                                       ============    ============     ===========

         Stock conversion                              $         --    $         --     $   172,700
                                                       ============    ============     ===========


        Read the accompanying summary of significant accounting policies and notes to the consolidated financial statements, both of which are an integral part of this consolidated financial statement

                  COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2002 AND 2001


Basis of accounting:
     Comtec International, Inc. (the Company) prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting recognizes revenues when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

Impairment of long-lived assets:
     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Intangible assets have been written down to their net fair value. As judgment is involved, the estimates are not necessarily indicative of the amounts the Company could realize.

Cash and cash equivalents:
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2002 AND 2001


Other receivables:
     Other receivables consists of certain cash or stock to be received in the future as discussed In Note 4. These amounts were received during the year ended June 30, 2002.

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

Direct financing lease:
     The Company leased all of its wireless communications equipment in a direct financing lease wherein the present value of minimum lease payments exceeds 90% of the fair value of the leased asset. Direct financing leases are defined as those leases which transfer substantially all of the benefits and risks of ownership equipment to the lessee. The cost of the equipment is recorded as net investment in direct financing leases. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments over the equipment's cost.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                       YEARS ENDED JUNE 30, 2002 AND 2001


Per share amounts:
     Loss per share is computed by dividing net loss by the weighted average number of shares outstanding throughout the year. The Company has no preferential dividends or securities that could potentially dilute earnings per share.

Non-cash transactions:
     The Company accounts for non-cash transactions, including to acquire goods and services from non-employees, based upon the fair value of the consideration received or the fair value of the equity instrument issued, whichever is a more reliable measure..

Stock based compensation:
     The Company applies the intrinsic value method for accounting for stock based compensation described by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company applied the fair value method described by the Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," it would report the effect of compensation expense for stock based compensation as pro-forma effects on income and earning per share, if material. These effects are not material.

Reclassifications:
     In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform with the current year presentation.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


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

     TTI Communications Corporation       70.0%     Colorado   February 12, 1997
     (TTI)

     International Media Group, Ltd.     100.0%     Colorado    March 20, 1997
     (IMG)

     AmNet Resources, Ltd. (AmNet)       100.0%     Colorado    May 10, 1997
     (formerly CTI Real Estate, Inc.)

     Custom Concepts, Inc. (CCI)         100.0%     Colorado   December 2, 1997


     The subsidiaries are principally in the telecommunication business except for AmNet, which held real property. The real property was foreclosed during the year ended June 30, 1997. AmNet was inactive during the current fiscal year. In December, 1997, AWN acquired management control of 160 channels of 900Mhz Metropolitan Trading Area licensed for seven operating Specialized Mobile Radio (SMR) systems located within five states, principally in the Southern and Western United States, and began generating SMR revenue. In June 1998 the Federal Communications Commission (FCC) approved the final sale of the licenses and assignment of the associated promissory notes from the seller to AWN. TTI was in the business of reselling long distance service through prepaid phone cards. TTI became operational in February 1997 and ceased operations on December 2, 1997, due to excessive losses. These operations only provided auxiliary revenues and did not take Comtec out of the development stage. IMG was formed to operate and market advertising media through the use

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


1. Organization and business, continued:
     of giant LED screens. On March 23, 1998, the Company acquired the LED screens through the issuance of 5,000,000 common shares valued at $.48 per share.

     CCI was formed to assist in the wind-down phase of TTI and was inactive during the current fiscal year.

     Comtec has been and continues to be in the development stage. Since 1995, the Company has been executing strategic business plans to develop various telecommunications services and products, principally in the area of SMR. Prior to December 4, 1997, the Company had yet to commence its principal planned operations and from inception (March 15, 1994) had only generated limited revenues to defray the cost of its planned operations. On December 4, 1997, AWN acquired management control of 160 channels of 900Mhz Metropolitan Trading Area licenses and began generating SMR revenue, as discussed above. The Company has financed its operations during the development stage from the sale of its common stock and from issuance of short and long-term debt. Subsequently, the Company has entered into agreements with an independent third party resulting in the sale of its FCC licenses and capital lease of its SMR equipment. No assurances can be given that the sale and operating lease will take the Company out of development stage.

     At June 30, 2001, all subsidiaries except American Wireless Network, Inc., are effectively dissolved.

2. Going concern, liquidity and strategic planning:
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $184,000 and $773,400 for the years ended June 30, 2002 and 2001 and has reported cumulative net losses of $16,433,000 from inception (March 15, 1994) to June 30, 2002. As reported on the consolidated statements of cash flows, the Company incurred negative cash flows from operating activities of $46,100 and $257,300 for the years ended June 30, 2002 and 2001, and has reported negative cash flows from operating activities of $4,838,700 from inception (March 15, 1994) to June 30, 2002. To date, these have been financed principally through the sale of common stock and warrants ($1,302,600) and issuance of short and long-term debt ($5,794,200), including related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. The Company has no source or current or future funding.

     Management is seeking a merger or acquisition of an operating business entity. In order to satisfy current obligations, the Company has sold Its FCC licenses. In order to generate cash flows, the Company has sold Its SMR equipment on a capital lease basis and receives quarterly payments. Should the Company be successful in obtaining substantial additional debt financing, management plans to seek acquisitions of more mature business Interests that would generate sufficient cash flow to maintain debt service. If the company is unsuccessful in achieving its business plan it will likely cease to exist.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

3. Other comprehensive income:
     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, OReporting Comprehensive Income.O SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components, however, it has no impact on the Company's net loss


4. Acquisitions and dispositions:
     On December 5, 1997, the Company acquired from Centennial Communications Corp. (CCC) management control of seven operating SMR systems located within five states, including SMR licenses obtained from the Federal Communications Commission (FCC), radio equipment and antennas, tower site leases and customer lists, for approximately $3,035,700. The final transfer of title to the acquired assets was subject to the FCC's approval of the sale and assignment of the SMR licenses and assumption of the related FCC promissory notes. The FCC approval was obtained on June 11, 1998, and the final closing took place on July 6, 1998. The acquisition has been reflected at cost in the accompanying consolidated financial statements. Payment of the purchase price of $3,035,700 was as follows:

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
                                                              -----------
                                                              $ 3,035,700
                                                              ===========

     In April 1996, the Company entered into a license option agreement (as subsequently amended) to purchase approximately 1,380 SMR radio channels in the 800 Mhz radio spectrum form a number of independent license holders. The purchase price of the option rights was $1,594,500, as amended, and was payable as follows:
                                                                   Amount
                                                                ------------

             Cash paid on closing                               $    150,000
             Issuance of:
                 560,000 common shares of common
                      stock at $1.25 per share                       700,000
                 39,767 shares of Series C Redeemable
                 Convertible Preferred Stock, $1.00
                 par value                                           397,000
                 139,000 shares of common stock at
                 $2.50 per share                                     347,500
                                                                ------------
                                                                $  1,594,500
                                                                ============

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

4. Acquisitions and dispositions, continued:
     The Company had a significant investment in the license rights, the recoverability of which was dependent upon the success of funding a settlement with the independent license holder. The settlement required the repurchase of all previously issued common and preferred stock for $925,000. At June 30, 1997, it was not the intention of management to pay the settlement and accordingly the license option agreement was terminated. The Company canceled the common stock and Series C Redeemable Convertible Preferred Stock issued as if the termination had occurred on June 30, 1997, which resulted in a loss of $150,000. The holder of the common stock and Series C Redeemable Convertible Preferred Stock has subsequently surrendered the common and preferred stock certificates which were the canceled.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

4. Acquisitions and dispositions, continued:
     In August, 1995, the Company acquired rights to 185 unconstructed and non-operational SMR channels for $75,000 including a note payable for $50,000, collateralized by real property. The FCC canceled 110 licenses, and the remaining 75 licenses were considered active. The real property that collateralized the note was lost in a foreclosure as described earlier, and the Company forfeited the remaining licenses. As a result, the Company recognized a loss of approximately $9,100, which was charged to operations during the year ended June 30, 1997. The loss was determined as follows:

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

     In October, 2000, the Company entered into an agreement with CMSR, a subsidiary of Chadmore Wireless Group ("Chadmore") to sell certain license rights and lease certain equipment to Chadmore. Chadmore agreed to purchase the MHZ wireless licenses owned by the Company and assume the long-term debt owed to the Federal Communications Commission as discussed further in
     Note 9. Additionally, Chadmore, with respect to the operating Interest retained by the Company, agreed to give the Company either $333,700 in cash or Nextel stock equal to the same value upon acquisition of Chadmore by Nextel. The acquisition of Chadmore by Nextel occurred in February, 2002. Additionally, Chadmore agreed to lease certain communications equipment from the Company. These lease payments are further discussed in Note 14 and is recorded as a direct financing lease. As a result of these transactions, the Company recorded a net gain upon sale of these assets of $68,900 for the year ended June 30, 2001. The Company has no Involvement or liability with respect to the assets. The Interest was transferred to Chadmore In February, 2002. Supplementally, the value of the Interest was determined by the cash price the Company was to receive for the Interest In the assets. This cash value was received during the year ended June 30, 2002.

     As a result of a revaluation of assets In the Chadmore/Nextel transaction, the cash actually received by the Company was reduced by approximately $62,600. As a result, the Company recorded a net loss on sale of assets for the year ended June 30, 2002.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

5. Concentrations of credit risk:
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the year, the Company's account balances with financial institutions may exceed federally insured limits. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions that they believe are of good quality. The Company may have a concentration of credit risk with respect to accounts receivable, as substantially all customers resulted from SMR and prepaid phone services prior to disposition of business as discussed in Note 4. The Company maintains, when appropriate, an allowance for uncollectible accounts receivable. Therefore, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's accounts receivable and to date have been within management's expectations.

6. Detail of financial statement components:
                                                           2002           2001
                                                   ------------   ------------

     Other current assets:
          Other receivables, cash or stock
            as discussed In Note 9                 $          -   $    333,700
          Other receivables and prepaid expenses              -          5,000
                                                   ------------   ------------

                                                   $          -   $    338,700
                                                   ============   ============

     Property and equipment:
          Furniture, fixtures and equipment        $     75,000   $     75,000
          Accumulated depreciation                       58,700         46,900
                                                   ------------   ------------

                                                   $     16,300   $     28,100
                                                   ============   ============

     Accrued liabilities:
          Payroll and related benefits             $    525,800   $    648,300
          Accrued legal fees                                  -         75,200
          Sales taxes                                    22,200         22,200
                                                   ------------   ------------

                                                   $    548,000   $    745,700
                                                   ============   ============

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

7. Notes payable:
                                                              2002          2001
                                                       -----------   -----------
   Related parties:

       Notes payable, shareholder, officer and
          director, non-interest bearing, due upon
          demand                                       $         -   $    10,000
                                                       -----------   -----------


                                                       $         -   $    10,000
                                                       ===========   ===========


     On June 21, 2000, the Company issued 21,445,000 shares of common stock to Cayman in exchange for extinguishment of certain debt and accrued interest, in the amount of $2,144,550. Additionally, common stock payable in the amount of $563,850 was extinguished and contributed to capital in excess of par. The shares exchanged were recorded at fair value resulting in no gain or loss on the extinguishment of debt.


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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

8. Convertible debentures:
     The outstanding balance of convertible debentures at June 30, 1997 was $1,000,000, which was converted by the Geneva shareholders on March 23, 1998 into 2,083,000 common shares and 2,083,000 warrants.

     In December 1997 certain Geneva shareholders advanced the Company $1,600,000 for AWN's acquisition of SMR systems (Read Note 2 on Strategic Planning). This advance was converted by the Geneva shareholders on March 23, 1998 into approximately 16,000,000 common shares at $.10 per share and 16,000,000 warrants to purchase common stock on a one for one basis at $2.90 per share.

     On March 23, 1998, the Company acquired giant LED screens and related equipment from a group of Geneva shareholders for $2,400,000. The group of shareholders owned the LED screen as a result of foreclosing on a loan to an unrelated third party. The Company issued 5,000,000 shares of common stock at $.48 per share and 5,000,000 warrants to purchase common stock on a one for one basis at $2.90 per share to acquire the screens. Based upon the bid price of $.26 per share, the Company paid a premium for the LED screens of approximately $1,100,000 which was charged to operations during the year ended June 30, 1998. At their May 8, 1998 meeting, the Board of Directors authorized management to liquidate the LED screens and equipment at the best possible price. In August 1998 the Company shipped the LED screens and equipment to Lanstar Computer Products, Inc. (Lanstar), an affiliate of Zephyr, to be held for sale on consignment. In December 1998 Lanstar executed a $2,400,000 promissory note in favor of the Company to purchase the LED screens and equipment. The note, secured by the assets sold, bears interest of 8% per annum payable quarterly with the entire principal due at its maturity on December 31, 1999. The promissory note has never been recorded as an asset and is not considered to have any value.

     A summary of the convertible debentures is as follows:

                                                    Amount           Shares
                                                    ------           ------

             Working capital loans              $  2,500,000        5,208,334
             Purchase of LED screens               2,400,000        5,000,000
             Working capital loans
                 and SMR station purchases         1,600,000       15,999,998
                                                ------------      -----------

                                                $  6,500,000      $26,208,332
                                                ============      ===========


     No warrants were exercised as a result of this transaction. The 4,242,922 warrants can be converted into 4,242,922 shares of common stock at $4.50 per share and 24,683,332 warrants can be converted in 24,683,332 shares of common stock at $2.90 per share. The warrants expired at varying dates from June 2000 to March 2001 (Read Note 13 on warrants and options).

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

8. Convertible debentures:
     As a result of the financing provided by certain Geneva shareholders, the Company agreed to pay finders fees of $245,000 each to Geneva and the managing director of Zephyr. Approximately $490,000 was paid and charged to operations on June 30, 1997 through the issuance of approximately 1,020,800 common shares at $.48 per share. An additional $160,000 was paid to the managing director of Zephyr and charged to operations on March 23, 1998 through the issuance of 1,600,000 common shares at $.10 per share. The Company also issued warrants to purchase common stock on a one for one basis. Approximately 1,020,800 warrants issued June 30, 1997 were exercisable at $4.50 per share and 1,600,000 warrants issued on March 23, 1998 were exercisable at $2.90 per share. No warrants were exercised and they expired three (3) years from date of issue, in March 2001.


9. Long-term debt:
                                                             2002           2001
                                                     ------------   ------------

   Promissory notes, non-interest bearing,
      payable quarterly at $6,250 per quarter,
      beginning September 1, 2001, through
      maturity on December 1, 2004, to settle
      litigation as discussed in Note 13                        -         87,500

   Capital lease obligations, collateralized
      by communication and computer
      equipment, various interest
      rates, payable in
      monthly installments through
      December , 2004                                      12,800         27,700
                                                     ------------   ------------

                                                           12,800        115,200

   Less current portion of long term debt                  12,800         33,900
                                                     ------------   ------------

                                                     $          -   $     81,300
                                                     ============   ============

     The aggregate maturities of the future minimum payments under capital leases are due during the year ended June 30, 2002.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

10. Income taxes:
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income purposes.

     The significant components of the deferred tax asset at June 30, 2002 and 2001 are:

                                                         2002               2001
                                               --------------     --------------

      Deferred tax asset:
         Net operating loss                    $    5,557,500     $    5,483,900
         Less valuation allowance                   5,557,500          5,483,900
                                               --------------     --------------
         Net deferred tax asset                $            -                  -
                                               ==============     ==============

     The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

     The provision (benefit) for income taxes differs from the amount of income tax (benefit) determined by applying the applicable federal rate due to the following:

                                                   2002            2001
                                                   ----            ----
      U.S. Federal statutory income
         tax rate of 35% (benefit)             $   (64,400)    $  (270,700)
      Effective state income tax (benefit)          (9,200)        (38,700)
                                               -----------     -----------

      Valuation allowance                          (73,600)    $  (309,400)
                                               ===========     ===========

     At June 30, 2002, the Company had available federal net operating loss carryforwards of approximately $16,403,800, which will expire in varying years from 2009 through 2017.

     Should the Company have a substantial change in ownership, certain net operating loss carryforwards may be limited.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001


11. Shareholders' equity, continued:
     On May 1, 1997, the Company settled litigation with the holder of 420,000 shares of Series A Redeemable Convertible Preferred Stock pursuant to which the 420,000 shares of stock were returned and canceled. In September 1996, the Company issued 39,767 shares of Series C Redeemable Convertible Preferred Stock in connection with the acquisition of license rights. When management decided not to pay the settlement with the independent license holders and accordingly terminated the license option agreement, the Company canceled the Series C Redeemable Convertible Preferred Stock as if the termination occurred on June 30, 1997. The holder of the Series C Redeemable Convertible Preferred Stock has subsequently surrendered the preferred stock certificate which was canceled.

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

     On September 13, 2000, the Company's Board of Directors approved the designation of 6,000,000 preferred shares as Series D Preferred Stock.. On June 30, 2001, the Company issued 6,000,000 shares of Series D Preferred Stock to an officer, director and shareholder for cash. The Series D Preferred Stock is subordinate to Series A Preferred Stock, is voting under certain conditions, has a liquidation value of $.15 and is cumulative at 12% per annum.

     At June 30, 2002 and 2001, the Company has no Series A, B or C Preferred Stock outstanding.

12. Incentive Compensation Plans, Options and Warrants:
     The Company has a stock option plan, approved by the shareholders, which provides for the granting of options to officers, key employees, directors and consultants to the Company. The plan provides for 980,000 shares of the Company's common stock (the available shares) for issuance pursuant to the exercise of stock options which may be granted to officers, key employees, directors, and consultants. The plan provides for annual adjustment in the number of available shares to an amount equal to ten percent (10.0%) of the number of shares outstanding on June 30 of the preceding year or 980,000 shares, whichever is greater. The Compensation Committee administers the plan.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

12. Incentive Compensation Plans, Options and Warrants, continued:
     The committee has the authority and discretion to determine when and how many options will be granted. The committee will also determine which options may be intended to qualify (Incentive Stock Option) for special treatment under the Internal Revenue Code of 1986, as amended or non-qualified options (Non-Qualified Stock Options) which are not intended to qualify. Options are to be granted at 85% to 110% of fair market value on the date of grant. As of June 30, 2002 and 2001, those eligible under the plan have not purchased any shares of the company common stock, nor have any options been granted. The plan will remain in effect until terminated by the Compensation Committee, except that no Incentive Stock options will be granted after January 31, 2007.


     At June 30, 2002, the following options were outstanding or otherwise subject to issuance.


     o Pursuant to an existing employment agreement dated March 23, 2001 between James Krejci and the Company, Mr. Krejci has the opportunity to obtain up to fifteen percent (15%) of the outstanding common stock of the Company. The Agreement calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 15% of the Company's outstanding common shares over a three year period ending February 16, 2004. The strike price of all of the potential options, is $.076.

     o Pursuant to a completed employment agreement dated February 16, 1998, between James Krejci and the Company, Mr. Krejci became vested in common stock options for ten percent (10%) of the outstanding common stock of the Company. The strike price of all of the options is $0.056 per share.

     o On May 6, 1999, as additional employee incentive, the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share.

     o On March 20, 2000, as additional employee incentive, the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $0.111 per share.

     o On November 1, 2000, as additional employee incentive, the non interested members of the Board of Directors passed a resolution granting Mr. Krejci a four year option, to become effective after January 1, 2001, to purchase 1,700,000 shares of the Company's .001 par value common stock at a strike price of $.067 per share.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

12. Incentive Compensation Plans Options and Warrants, continued:

     o Pursuant to a completed employment agreement dated January 1, 1999, between Gordon Dihle and the Company, Mr. Dihle became vested January 1, 2002 in common stock options for seven and one half percent (7.5%) of the outstanding common stock of the Company. The strike price of all of the options is $0.056 per share.

     o On May 6, 1999, as additional employee incentive, the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 1999, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $0.05 per share, based upon a calculation of 111% of the .045 bid price of the stock on May 6, 1999.

     o On March 20, 2000, as additional employee incentive, the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after July 1, 2000, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $0.111 per share, based upon a calculation of 111% of the $0.10 closing bid price of the stock on March 21, 2000.

     o On November 1, 2000, as additional employee incentive the Board of Directors passed a resolution granting Mr. Dihle a four year option, to become effective after January 1, 2001, to purchase 1,400,000 shares of the Company's .001 par value common stock at a strike price of $0.067 per share, based upon a calculation of 111% of the $0.07 closing bid price of the stock on October 31, 2000. No options have actually been issued pursuant to agreements with Mr. Dihle.

     o Effective January 1, 2001, the Company entered into an employment agreement with Marc Maassen, through which Mr. Maassen earned stock options equal to 2% of the Company's outstanding common shares. The strike price of all of the options is $.048 per share.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

12. Incentive Compensation Plans Options and Warrants, continued:

     o An incentive stock option plan created in 1997 allows for the granting of up to 980,000 options. No shares have been issued under this plan, nor have any options been granted under the plan.

Existing Options.

Date Granted  Recipient     # of Option Shares    Strike Price   Expiration Date

3/23/01       James Krejci  15% of outstanding    $0.076         perpetual

2/16/98       James Krejci  10% of outstanding    $0.056         perpetual

1/1/99        Gordon Dihle  7.5% of outstanding   $0.056         perpetual

1/1/01        Marc Maassen  2% of outstanding     $0.048         perpetual

5/6/99        James Krejci  1,300,000 shares      $0.05          July 1, 2003

3/20/00       James Krejci  1,300,000 shares      $0.111         July 1, 2004

11/1/00       James Krejci  1,700,000 shares      $0.067         January 1, 2005

5/6/99        Gordon Dihle  1,000,000 shares      $0.05          July 1, 2003

3/20/00       Gordon Dihle  1,000,000 shares      $0.111         July 1, 2004

11/1/00       Gordon Dihle  1,400,000 shares      $0.067         January 1, 2005


13. Commitments, contingencies, litigation, transactions with related parties and other:

        Employment contracts:

          On February 15, 2001, the Company executed a three year employment agreement with its current Chief Executive Officer. The agreement provided for a salary of $14,167 per month and stock options to purchase five percent (5.0%) of the Company's outstanding common stock in each year of the contract for a total of 15%.

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

13. Commitments, contingencies, litigation, transactions with related parties and other, continued:

     Transactions with related parties:

     The following is a summary of transactions with related parties as of June 30, 2002 and 2001:

                                                               2002         2001
                                                         ----------   ----------
           Compensation to officers/directors/
              shareholders                               $        -      555,200
           Series D Preferred Stock issued
              to a shareholder, officer and
              director for cash                                   -        6,000
           Expense reimbursements to shareholders,
              Officers and directors                          4,800            -
           Interest on accrued liabilities paid to
              Shareholders, officers and directors           45,700            -
           Related party loans                                    -       10,000
                                                         ----------   ----------

                                                         $   50,500   $  496,200
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

     Litigation:
          During the year ended June 30, 2001, an agreement with Donald G. Mack, a former president, was reached for breach on employment contract. This matter was settled without payment by either side with each party providing a mutual release of all liability.

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

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

13. Commitments, contingencies, litigation, transactions with related parties and other, continued:

     Rental commitments:
          Currently, the Company is on a month-to-month lease for office space.

14. Future minimum lease payments

          Future minimum lease payments from the noncancelable direct financing lease of communications equipment owned by the Company, as of June 30, 2002, is as follows

          Years ending
               June 20, 2003                                 $     213,300
               June 30, 2004                                       171,800
                                                             -------------

         Total future minimum lease payments                 $     385,100
                                                             =============


15. Selected quarterly data (unaudited):

          The following summarized certain quarterly results of operations (in thousands, except share amounts):

          Year ended June 30, 2002:                  Quarter ended
                                          September  December   March    June
                                              30,       31,      31,      30,
                                          ---------  --------  -------  ------
           Expenses:
           Selling, general
             and administrative           $      81  $     95  $    90  $ (192)
           Interest                               2         5       22      18
                                          ---------  --------  -------  ------

                                                 83       100      112    (174)

           Deduct other income (expense)          -         -      (63)      -
                                          ---------  --------  -------  ------

           Net loss                       $     (83) $   (100) $  (175) $  174
                                          =========  ========  =======  ======

           Net loss per share $           $    .(00) $   (.00) $  (.00) $  .00
                                          =========  ========  =======  ======

                   COMTEC INTERNATIONAL, INC. AND SUBSIDIARIES
                      (A COMPANY IN THE DEVELOPMENT STAGE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED JUNE 30, 2002 AND 2001

15. Selected quarterly data (unaudited):

     Year ended June 30, 2001:                        Quarter ended
                                                      -------------
                                          September  December    March    June
                                             30,        31,        31,     30,
                                          -------------------------------------

     Expenses:
     Selling, general and administrative  $    235   $    181    $ 301    $ 113
     Interest                                   --          3        6        3
                                          --------   --------    -----    -----

                                               235        184      307      116

     Deduct other income (expense)             397         39       (7)    (360)
                                          --------   --------    -----    -----

     Net loss                             $    162   $   (145)   $(314)   $(476)
                                          ========   ========    =====    =====

Net loss per share $                      $   .(00)  $   (.00)   $(.00)   $(.01)
                                          ========   ========    =====    =====

16. Fourth Quarter Adjustments:

     A significant fourth quarter adjustment was made during the year ended June 30, 2002 to reduce salaries foregone by the officers of the Company In the amount of $229,000.

     A significant fourth quarter adjustment was made during the year ended June 30, 2001 to write-down certain communications equipment to it's net realizable value in the amount of $265,000.