Form 10QSB
period 2002-09-30
COMTEC INTERNATIONAL INC
filed 2002-11-20
CIK 729443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002

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

                              Yes     x     No
                                    -----       -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Title of each class of Common Stock             Outstanding at November 18, 2002
-----------------------------------             --------------------------------

  Common Stock, $0.001 par value                           70,832,900


           Transitional Small Business Disclosure Format (check one):

                             Yes            No    x
                                  -----        ------

                                TABLE OF CONTENTS

            FORM 10-QSB REPORT - FOR QUARTER ENDED SEPTEMBER 30, 2002

                           ComTec International, Inc.

PART I

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
               September 30, 2002  (unaudited) and June 30, 2002 (audited)     3

               Condensed Consolidated Statements of Operations                 4
               Three Months ended September 30, 2002 and 2001 and from inception (unaudited)

               Condensed Consolidated Statements of Cash Flows                 5
               Three Months ended September 30, 2002 and 2001 and from inception (unaudited)

               Notes to Financial Statements                                   6

     Item 2.   Management's Discussion and Analysis or Plan of Operation       9

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

PART II

     Item 1.   Legal Proceedings                                              12
     Item 2.   Change in Securities                                           12
     Item 3.   Defaults Upon Senior Securities                                12
     Item 4.   Submission of Matters to a vote of Security Holders            12
     Item 5.   Other Information                                              12
     Item 6.   Exhibit  and Reports on Form 8-K                               12

SIGNATURE PAGE                                                                13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Condensed Balance Sheets

                                              September 30, 2002  June 30, 2002
                                                 (unaudited)        (audited)

Assets

Current Assets

Cash and Equivalents                            $     17,700      $     23,600
Current Portion of Lease Receivable                  213,300           213,300

Total Current Assets                                 231,100           236,900

Property and Equipment, net                           14,400            16,300
Direct Financing Lease Receivable                    119,700           171,800
                                                ------------      ------------

    Total Assets                                $    365,300      $    425,000
                                                ============      ============

LIABILITIES

Current Liabilities

Current Portion of Long Term Debt                      9,600            12,800
Accounts Payable                                         500            11,700
Accrued Liabilities                                  526,400           548,000
                                                ------------      ------------

Total Current Liabilities                            536,500           572,500
                                                ------------      ------------

Long Term Debt, less current portion                       0                 0
                                                ------------      ------------

STOCKHOLDER'S EQUITY
Common Stock, .001 par value;
Authorized 100,000,000 shares;
70,832,900 shares issued
June 30, 2002 and September 30, 2002                  70,800            70,800

Preferred Stock, Series D Cumulative
..001 state par and .15 liquidation value
6,000,000 shares authorized
6,000,000 shares issued
June 30, 2002 and September 30, 2002                   6,000             6,000

Capital in Excess of Par                          16,208,700        16,208,700
Deficit accumulated during the
development stage                                (16,456,700)      (16,433,000)
                                                ------------      ------------

                                                    (171,200)         (147,500)
                                                ------------      ------------

    Total  Liabilities and Stockholders Equity  $    365,300      $    425,000
                                                ============      ============


                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Consolidated Condensed Statements of Operations

                                                           For the Three Months Ended
                                                          ----------------------------    Cumulative
                                                          September 30,  September 30,   Amounts from
                                                              2002           2001          Inception
                                                          -------------  -------------   ------------
                                                           (unaudited)     (unaudited)     (unaudited)
Operating Expenses
   Selling, General and Administrative                    $      12,900  $      80,700   $  8,086,900

   Management fees- related party                                    --             --         65,000

Loss before other expense (income)
                                                          -------------  -------------   ------------
                                                                 12,900         80,700      8,151,900
                                                          -------------  -------------   ------------
Other Income (expense)

Interest and Dividend Income                                         --             --        156,300
Other                                                                --             --        180,200
Interest expense                                                (10,800)        (2,500)    (1,485,500)
Prepaid Calling Card services, less revenues                         --             --     (1,789,500)
Loan Origination Fees                                                --             --       (532,700)
Gain (Loss) on investments, foreclosures and disposals               --             --       (845,000)
Write-down of intangibles and LED equipment                          --             --     (3,988,600)
                                                          -------------  -------------   ------------

Total Other Income (Expense)                                    (10,800)        (2,500)    (8,304,800)
                                                          -------------  -------------   ------------

Net Gain (Loss)                                           $     (23,700) $     (83,200) $ (16,456,700)
                                                          =============  =============  =============

Weighted Average Common Shares Outstanding                   70,832,900     70,832,900
                                                          =============  =============

Net (Income) Loss per Common Share                        $       (0.00) $       (0.00)
                                                          =============  =============










                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                                               For the Three Months Ended
                                                              -----------------------------     Cumulative
                                                               September 30,  September 30,    Amounts from
                                                                    2002           2001         Inception
                                                              --------------  -------------    ------------
                                                                (unaudited)    (unaudited)     (unaudited)
Operating activities:
  Net Gain (Loss)                                             $      (23,700) $     (83,200)   $(16,456,700)
                                                              ==============  =============    ============

  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation expense                                             1,900             --         720,100
      Services and Interest exchanged for stock                           --             --       3,488,300
      Gain on Sale of Marketable Securities                               --             --         (10,000)
      Write Down of Intangible                                            --             --       3,988,600
      Losses on investments, foreclosure and disposal                     --             --         677,900
      Changes in assets and liabilities:
         Accounts receivable                                              --             --         245,800
         Deposits and other                                               --             --          (2,500)
        (Increase) decrease in other current assets                       --             --          11,100
        Increase (decrease) in account payable & liabilities         (32,700)        44,300       2,319,000
     Other Assets                                                         --             --         125,200
                                                              --------------  -------------    ------------
  Net cash from (used) in operating activities                       (54,500)       (38,900)     (4,893,200)
                                                              ==============  =============    ============
Investing activities:
  Proceeds of Sale of Marketable Securities                               --             --         267,500
  Proceeds from acquisition                                               --             --          22,100
  License rights                                                          --             --        (424,300)
  Marketable securities                                                   --             --        (255,600)
  Non-Operating assets                                                    --             --         (25,000)
  Related Party                                                           --             --         (39,000)
  Purchase of property, plant and equipment                               --             --      (1,702,100)
  Proceeds from direct financing lease                                52,000         42,000         390,000
  Other                                                                   --             --        (140,000)
                                                              --------------  -------------    ------------
  Net cash used in investing activities                               52,000         42,000      (1,906,400)
                                                              ==============  =============    ===========
Financing activities:
  Advances from related party                                             --             --       1,184,500
  Proceeds: preferred stock                                               --             --           6,000
  Proceeds: private place of common stock                                 --             --       1,138,900
  Proceeds: short term notes                                              --             --       1,405,100
  Warrants                                                                --             --          30,000
Convertible Debentures                                                    --             --       4,100,000
  Payments on notes payable                                           (3,200)        (3,800)       (895,200)
  Payment on long-term notes payable                                      --             --        (151,800)
                                                              --------------  -------------    ------------
  Net cash provided by financing activities                           (3,200)        (3,800)      6,817,500
                                                              ==============  =============    ============

Increase (Decrease) in cash                                           (5,700)          (700)         17,900
                                                              ==============  =============    ============
Beginning cash balance                                                23,600          4,200              --
                                                              --------------  -------------    ------------
Ending cash balance                                           $       17,900  $       3,500    $     17,900
                                                              ==============  =============    ============


                   ComTec International, Inc. and Subsidiaries
                        (a Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements

Note 1.

a) The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's SEC Form 10-KSB as of June 30, 2002. The notes to the audited financial statements presented with the Company's SEC Form 10-KSB as of June 30, 2002 are an integral part of the audited balance sheet data presented herein.

b) The management of ComTec International, Inc. (the Company) without audit has prepared the financial statements included herein. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. These financial statements must be read in conjunction with the audited financial statements and notes to the financial statements for the year ended June 30, 2002, included in the Company's Form 10KSB for the year ended June 30, 2002 which has been filed with the Securities and Exchange Commission by the Company, as said notes to the financial statements are incorporated herein by reference. The results of the interim period are not necessarily indicative of the results for the full year.

Note 2.

Accounting Pronouncements
-------------------------

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

Note 3.

Stock Options
-------------

There are 980,000 shares reserved for the Company's incentive stock option plan (980,000). No options have been issued pursuant to the plan.

On March 23, 2001, the Company entered into a letter agreement with the Company CEO, by which James Krejci renewed his employment as CEO of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to fifteen percent (15%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 15% of the Company's outstanding common shares over a three year period ending February 16, 2004. The strike price of all of the potential options, is $.076 (80% of the closing bid price of $.095 of the Company's common stock on February 15, 2001.

On February 16, 2001, James Krejci completed a three year employment agreement as Chief Operations Officer of the Company and President and CEO of AWN. By the completion of this three year agreement Mr. Krejci became vested in common stock options for ten percent (10%) of the outstanding common stock of the Company. The strike price of all of the vested options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, Mr. Krejci's original appointment date as CEO of the Company. As additional employee incentive, the non interested members of the Board of Directors passed a resolutions granting Mr. Krejci: (1) a four year option, effective July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, (2) a four year option effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, and (3) a four year option effective January 1, 2001, to purchase 1,700,000 shares of the Company's .001 par value common stock at a strike price of $.067 per share.

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

Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, by which Marc Maassen became employed as President of the Company. Mr. Maassen resigned as President of the Company effective May 31, 2001. During the term of his employment as President, Mr. Maassen became vested in common stock options for two percent (2%) of the outstanding common stock of the Company, said options are exercisable at a price of $.048 per share.

Note 4.

Other Items
-----------

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

(a) Plan of Operation:

     FORWARD-LOOKING STATEMENTS
     --------------------------

     The securities of the Company are speculative and involve a high degree of risk, including, but not necessarily limited to, the factors affecting operating results described in the Form 10KSB for the year ended June 30, 2002 and other filings with the SEC. The statements which are not historical facts contained in this report, including statements containing words such as "believes," "expects," "intends," "estimates," "anticipates," or similar expressions, are "forward looking statements" (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties.

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

     During the quarter ended September 30, 2002 and through the present the Company continued as a developmental stage entity developing alternative strategic plans, efforts to acquire financing, developing a management plan and maintaining reporting compliance for various federal government agencies.

Current Status and Operations
-----------------------------

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

Current Status
--------------

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

Funding and Acquisition Efforts:
--------------------------------

     In the previous fiscal year and in the quarter ended September 30, 2002, the Company continued efforts in connection with private financing proposals to fund future merger or acquisition activities as well as working capital needs. There is no agreement or requirement on the part of any entity to provide financing to the Company. Should the Company be successful in obtaining substantial private financing, management plans to seek acquisitions of broadband communications, telecommunication or computer related businesses, information and data services or other compatible enterprises that would generate sufficient cash flow to maintain debt service. There can be no assurances that the Company will be successful in the implementation of its plan for acquisitions, other expansion or its overall business plan.

(b)   Liquidity and Capital Resources

     The Company reported net losses (unaudited) of $23,700 for the quarter ended September 30, 2002 and has reported net losses from inception (March 15, 1994) to September 30, 2002 of $16,456,700. The Company had deficient working capital at September 30, 2002 of $171,200. To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock and warrants and issuance of short and long-term debt which includes related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining profitable operations. No assurances can be given that the historical sources of borrowings will continue. The Company is highly leveraged and a number of developments over the past quarter had material adverse effects on the Company.

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

     From November 1, 2002 to the end of fiscal year ended June 30, 2002, the Company estimates its cash needs to maintain operations under its current negative cash flow situation is approximately $56,000. This amount is composed of $56,000 for working capital assuming that current operations continue in its present status. These amounts do not include offsets for anticipated amounts of cash generated from operations or proceeds from leased assets or sales of assets.

     The Company has limited capitalization and is dependent on the proceeds of private or public offerings to continue as a going concern and implementing a business plan. As of September 30, 2002, the unaudited results of the Company indicated deficit working capital of $171,200. All during fiscal 2002 and to the date of this filing, the Company has had and continues to have a substantial need for working capital for normal operating expenses associated with the Company continuing as a going concern. This lack of cash has slowed its ability to initiate revenue producing operations. Any activity in the telecommunication industry requires adequate financing and on-going funding sources. The Company has entered this industry with limited financing and funding sources.

     At September 30, 2002 (unaudited), the following contingent stock issue requirements and warrants were outstanding:

     o    Shares  reserved  for  the  Company's   incentive  stock  option  plan
          (980,000).

     o On March 23, 2001, the Company entered into a letter agreement with the Company CEO, by which James Krejci renewed his employment as CEO of the Company and President and CEO of AWN. The letter agreement calls for a three year employment agreement with the opportunity for Mr. Krejci to obtain, through common stock option agreements, up to fifteen percent (15%) of the outstanding common stock of the Company over a three year period. The preliminary agreement calls for Mr. Krejci to receive stock options vesting in equal annual increments to equal to a total of 15% of the Company's outstanding common shares over a three year period ending February 16, 2004. The strike price of all of the potential options, is $.076 (80% of the closing bid price of $.095 of the Company's common stock on February 15, 2001.

     o On February 16, 2001, James Krejci completed a three year employment agreement as Chief Operations Officer of the Company and President and CEO of AWN. By the completion of this three year agreement Mr. Krejci became vested in common stock options for ten percent (10%) of the outstanding common stock of the Company. The strike price of all of the vested options is $.056 per share, representing 80% of the bid price of the Company's common stock on September 2nd, 1998, Mr. Krejci's original appointment date as CEO of the Company. As additional employee incentive, the non interested members of the Board of Directors passed a resolutions granting Mr. Krejci: (1) a four year option, effective July 1, 1999, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, (2) a four year option effective after July 1, 2000, to purchase 1,300,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, and (3) a four year option effective January 1, 2001, to purchase 1,700,000 shares of the Company's .001 par value common stock at a strike price of $.067 per share.

     o On January, 2002, Gordon Dihle completed a three year employment agreement wherein he was employed as Chief Financial Officer of the Company. By completion of the three year employment agreement Mr. Dihle became invested in common stock options for seven and one half percent (7.5%) of the outstanding common stock of the Company. The strike price of all of the options is $.056 per share. As additional employee incentive, the non interested members of the Board of Directors passed a resolutions granting Mr. Dihle: (1) a four year option, effective July 1, 1999, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.05 per share, (2) a four year option effective after July 1, 2000, to purchase 1,000,000 shares of the Company's .001 par value common stock at a strike price of $.111 per share, and (3) a four year option effective January 1, 2001, to purchase 1,400,000 shares of the Company's .001 par value common stock at a strike price of $.067 per share.

     o Effective January 1, 2001, the Company entered into a letter agreement with Marc Maassen, by which Marc Maassen became employed as President of the Company. Mr. Maassen resigned as President of the Company effective May 31, 2001. During the term of his employment as President, Mr. Maassen became vested in common stock options for two percent (2%) of the outstanding common stock of the Company, said options are exercisable at a price of $0.048 per share.

     During quarter ended September 30, 2002, the Company continued as a development stage enterprise. The Company's financial statements are therefore not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's ability to achieve profitable operations is subject to the validity of its assumptions and risk factors within the industry and pertaining to the Company.

     For the quarter ending September 30, 2002, the Company incurred General and Administrative Expenses of $12,900, a decrease of $67,800 from the quarter ending September 30, 2001, when the Company recorded expenses of $80,700. The difference is attributable to management's efforts in reducing overhead by waiving management salaries and the termination of SMR operations. The Company incurred $10,800 in interest expense in the quarter ended September 30, 2002. The Company's Quarter ended September 30, 2002 financial statements reflect adjustments and nonrecurring items of both revenue and costs, as well as development stage costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended June 30, 2002 and 2001, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the consolidated financial statements, included with the Company's June 30, 2002 Form 10KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

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

(a)  Exhibits

     Exhibit 99.2       Certification Pursuant to 18 USC, Section 1350


(b)  The Company filed the following reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report signed on its behalf by the Undersigned, thereunto duly authorized.

                                         COMTEC INTERNATIONAL, INC.

Date:   November 18,  2002               By:    /s/ James J. Krejci
                                            ------------------------------------
                                            James J. Krejci, President and
                                            Chief Executive Officer

                                         By:    /s/ Gordon Dihle
                                            ------------------------------------
                                            Gordon Dihle,
                                            Chief Financial Officer

                                 CERTIFICATIONS

We, Gordon Dihle and James J. Krejci, certify that:

     1. I/We have reviewed this quarterly report on Form 10-QSB of ComTec International, Inc. for the quarter ended September 30, 2002;

     2. Based on my/our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my/our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

     5. We have disclosed, based on my/our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

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

     6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my/our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002                s/s  James J. Krejci
                                        ----------------------------------------
                                        James J. Krejci, Chief Executive Officer

Dated: November 18, 2002                s/s Gordon Dihle
                                        ----------------------------------------
                                        Gordon Dihle, Chief Financial Officer